Form 10-Q
period 2020-09-30
PROGENITY, INC.
filed 2020-11-09
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes    ☐  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 31, 2020, the registrant had 46,976,277 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROGENITY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$60,013	$33,042
Accounts receivable, net	13,425	22,189
Inventory	10,383	10,937
Income tax receivable	—	634
Prepaid expenses and other current assets	9,216	7,846
Total current assets	93,037	74,648
Property and equipment, net	16,088	15,891
Other assets	198	198
Goodwill	6,219	6,219
Other intangible assets, net	4,075	4,771
Total assets	$119,617	$101,727
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$15,666	$15,754
Accrued expenses and other current liabilities	71,013	83,615
Current portion of mortgages payable	268	241
Current portion of capital lease obligations	399	727
Total current liabilities	87,346	100,337
Capital lease obligations, net of current portion	97	358
Mortgages payable, net of current portion	2,864	3,081
Note payable to related party, net of unamortized discount of $5,358 and $6,034 as of September 30, 2020 and December 31, 2019, respectively	69,642	68,966
Other long-term liabilities	20,088	12,859
Total liabilities	$180,037	$185,601
Commitments and contingencies
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 and 300,000,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; 50,450,849 and 8,451,415 shares issued as of September 30, 2020 and December 31, 2019, respectively; 46,976,277 and 4,976,843 shares outstanding as of September 30, 2020 and December 31, 2019, respectively	50	9
Series A Preferred Stock – $0.001 par value. 4,120,000 shares authorized, issued and outstanding as of December 31, 2019; no shares authorized, issued and outstanding as of September 30, 2020	—	4
Series B Preferred Stock – $0.001 par value. 126,035,000 shares authorized as of December 31, 2019; 101,867,405 shares issued and outstanding as of December 31, 2019, respectively. No shares authorized, issued and outstanding as of September 30, 2020	—	102
Additional paid-in capital	424,047	283,260
Accumulated deficit	(465,746)	(348,478)
Treasury stock – at cost; 3,474,572 shares of common stock as of September 30, 2020 and December 31, 2019	(18,771)	(18,771)
Total stockholders' deficit	(60,420)	(83,874)
Total liabilities and stockholders' deficit	$119,617	$101,727

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$25,943	$18,772	$60,037	$123,509
Cost of sales	23,601	24,997	72,006	75,531
Gross profit (loss)	2,342	(6,225)	(11,969)	47,978
Operating expenses:
Research and development	13,043	17,080	36,517	48,791
Selling and marketing	13,244	15,263	40,416	45,510
General and administrative	20,626	16,273	54,915	44,823
Total operating expenses	46,913	48,616	131,848	139,124
Loss from operations	(44,571)	(54,841)	(143,817)	(91,146)
Interest expense	(2,476)	(2,321)	(7,285)	(6,872)
Interest and other income (expense), net	(18)	29	(3,594)	457
Loss before income taxes	(47,065)	(57,133)	(154,696)	(97,561)
Income tax benefit	—	—	(37,696)	—
Net loss	(47,065)	(57,133)	(117,000)	(97,561)
Dividend paid to preferred stockholders	—	—	(268)	(3,652)
Stock dividend on exchange of Series A-1 to Series B Preferred Stock	—	(27,637)	—	(27,637)
Stock dividend on Series B Preferred Stock	—	(13,137)	—	(13,137)
Net loss attributable to common stockholders	$(47,065)	$(97,907)	$(117,268)	$(141,987)
Net loss per share attributable to common stockholders, basic and diluted	$(1.01)	$(19.85)	$(5.80)	$(29.27)
Weighted average number of shares outstanding used in calculating net loss per share attributable to common stockholders, basic and diluted	46,632,043	4,931,204	20,201,325	4,851,603

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Series A and A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2019	8,451,415	$9	4,120,000	$4	101,867,405	$102	$283,260	$(348,478)	(3,474,572)	$(18,771)	$(83,874)
Issuance of common stock upon exercise of options	56,729	—	—	—	—	—	103	—	—	—	103
Issuance of Series B Preferred Stock, net of issuance cost	—	—	—	—	6,033,796	6	14,066	—	—	—	14,072
Stock-based compensation expense	—	—	—	—	—	—	2,057	—	—	—	2,057
Net loss	—	—	—	—	—	—	—	(17,152)	—	—	(17,152)
Balance at March 31, 2020	8,508,144	$9	4,120,000	$4	107,901,201	$108	$299,486	$(365,630)	(3,474,572)	$(18,771)	$(84,794)
Issuance of common stock upon exercise of options	20,880	—	—	—	—	—	45	—	—	—	45
Issuance of common stock upon initial public offering, net	6,666,667	7	—	—	—	—	88,658	—	—	—	88,665
Issuance of Series B Preferred Stock, net	—	—	—	—	4,444,444	4	9,929	—	—	—	9,933
Automatic conversion of preferred stock	33,443,562	33	(4,120,000)	(4)	(112,345,645)	(112)	83	—	—	—	—
Issuance of common stock upon conversion of debt	1,250,000	1	—	—	—	—	18,749	—	—	—	18,750
Issuance of Stock Purchase Warrant	—	—	—	—	—	—	268	(268)	—	—	—
Issuance of common stock upon vesting of restricted stock unit awards	133,353	—	—	—	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	3,024	—	—	—	3,024
Net loss	—	—	—	—	—	—	—	(52,783)	—	—	(52,783)
Balance at June 30, 2020	50,022,606	$50	—	$—	—	$—	$420,242	$(418,681)	(3,474,572)	$(18,771)	$(17,160)
Issuance of common stock upon exercise of options	428,243	—	—	—	—	—	431	—	—	—	431
Stock-based compensation expense	—	—	—	—	—	—	3,374	—	—	—	3,374
Net loss	—	—	—	—	—	—	—	(47,065)	—	—	(47,065)
Balance at September 30, 2020	50,450,849	$50	—	$—	—	$—	$424,047	$(465,746)	(3,474,572)	$(18,771)	$(60,420)

PROGENITY, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Series A and A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2018	8,112,581	$8	5,620,000	$6	14,164,306	$14	$124,244	$(142,469)	(3,474,572)	$(18,771)	$(36,968)
Adoption of accounting standard	—	—	—	—	—	—	—	23,666	—	—	23,666
Issuance of common stock upon exercise of options	268,549	—	—	—	—	—	322	—	—	—	322
Stock-based compensation expense	—	—	—	—	—	—	555	—	—	—	555
Dividends paid	—	—	—	—	—	—	—	(4,500)	—	—	(4,500)
Net loss	—	—	—	—	—	—	—	(24,019)	—	—	(24,019)
Balance at March 31, 2019	8,381,130	$8	5,620,000	$6	14,164,306	$14	$125,121	$(147,322)	(3,474,572)	$(18,771)	$(40,944)
Issuance of common stock upon exercise of options	15,936	—	—	—	—	—	120	—	—	—	120
Stock-based compensation expense	—	—	—	—	—	—	597	—	—	—	597
Net loss	—	—	—	—	—	—	—	(16,409)	—	—	(16,409)
Balance at June 30, 2019	8,397,066	$8	5,620,000	$6	14,164,306	$14	$125,838	$(163,731)	(3,474,572)	$(18,771)	$(56,636)
Issuance of common stock upon exercise of options	50,860	—	—	—	—	—	88	—	—	—	88
Exchange of Series A-1 Preferred Stock to Series B Preferred Stock of restricted stock unit awards	—	—	(1,500,000)	(2)	35,664,241	36	27,603	(27,637)	—	—	—
Issuance of Series B Preferred Stock, net of issuance cost	—	—	—	—	9,090,910	9	23,974	—	—	—	23,983
Stock dividend on Series B Preferred Stock	—	—	—	—	4,017,512	4	13,133	(13,137)	—	—	—
Stock-based compensation expense	—	—	—	—	—	—	631	—	—	—	631
Net loss	—	—	—	—	—	—	—	(57,133)	—	—	(57,133)
Balance at September 30, 2019	8,447,926	$8	4,120,000	$4	62,936,969	$63	$191,267	$(261,638)	(3,474,572)	$(18,771)	$(89,067)

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities:
Net loss	$(117,000)	$(97,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue reserve	22,848	19,935
Depreciation and amortization	3,762	3,480
Stock-based compensation expense	8,455	1,783
Loss on extinguishment of convertible note	3,401	—
Amortization of debt discount	1,902	1,229
Inventory write-down	80	120
Loss on disposal of property and equipment	67	—
Change in fair value of derivative liability	126	—
Changes in operating assets and liabilities:
Accounts receivable, net	8,765	695
Inventory	475	(3,675)
Income tax receivable	635	6,173
Prepaid expenses and other current assets	(2,420)	(2,588)
Other assets	—	(62)
Accounts payables	1,441	10,729
Accrued expenses and other liabilities	(29,807)	(537)
Other long-term liabilities	1,583	—
Net cash used in operating activities	(95,687)	(60,279)
Investing Activities:
Purchases of property and equipment	(3,109)	(2,917)
Purchases of short-term investments	—	(11,214)
Proceeds from sale of short-term investments	—	31,414
Proceeds from sale of equity method investment	—	50
Net cash (used in) provided by investing activities	(3,109)	17,333
Financing Activities:
Proceeds from issuance of common stock, net	90,344	530
Proceeds from issuance of Series B Preferred Stock, net	21,307	24,967
Proceeds from issuance of convertible note, net	14,895	—
Dividends paid	—	(4,500)
Principal payments on mortgages payable	(190)	(172)
Principal payments on capital lease obligations	(589)	(834)
Net cash provided by financing activities	125,767	19,991
Net increase (decrease) in cash and cash equivalents	26,971	(22,955)
Cash and cash equivalents at beginning of period	33,042	49,005
Cash and cash equivalents at end of period	$60,013	$26,050

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,765	$5,642
Cash paid for income taxes	58	6

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible note	$18,750	$—
Issuance of preferred stock in settlement of interest payable	2,698	—
Equity offering costs incurred but not paid	1,101	984
Issuance of stock options in settlement of accrued bonuses	754	—
Purchases of property and equipment in accounts payable	220	240
Capital lease obligations	—	229
Stock dividend on exchange of Series A-1 to Series B Preferred Stock	—	27,367
Stock dividend on Series B Preferred Stock	—	13,137

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

Liquidity

As of September 30, 2020, the Company had cash and cash equivalents of $60.0 million and an accumulated deficit of $465.7 million. For the nine months ended September 30, 2020, the Company reported a net loss of $117.0 million and cash used in operating activities of $95.7 million. The Company’s primary sources of capital have historically been the sale of common stock, private placements of preferred stock and incurrence of debt. As of September 30, 2020, the Company had a $75.0 million term loan outstanding with a private equity firm (see Note 7), and mortgages outstanding of $3.1 million (see Note 8). Management does not believe that the current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date without raising additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2020. The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position provides sufficient runway to achieve critical research and development pipeline milestones and show continued progress in the molecular testing activities into mid-2021. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

Uncertainties Related to the COVID-19 Pandemic

The ongoing COVID‑19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The Company has been materially and negatively affected by the COVID-19 pandemic; however, the extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. The Company could be further negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. An extended period of global supply chain and economic disruption could materially affect the Company’s business, results of operations, access to sources of liquidity and financial condition.

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

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of September 30, 2020, the statements of operations and the statements of stockholders’ deficit for the three and nine months ended September 30, 2020 and 2019 and the statements of cash flows for the nine months ended September 30, 2020 and 2019 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position as of September 30, 2020, and the results of its operations and its cash flows for the three and nine months ended September 30, 2020 and 2019. The financial data and other information disclosed in these notes related to the three and nine months ended September 30, 2020 and 2019 are also unaudited. The results for the three and nine months ended September 30, 2020 are not necessarily indicative of results to be expected for the year ending December 31, 2020, any other interim periods, or any future year or period, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. The balance sheet as of December 31, 2019 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

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

Payor Concentration

The Company relies upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances and revenues are as follows:

	Percentage of Accounts Receivable
	September 30, 2020	December 31, 2019
Blue Shield of Texas	21.4%	0.1%
Government Health Benefits Programs	20.5%	16.7%
Aetna	6.4%	6.0%
United Healthcare	5.7%	31.5%

	Percentage of Revenue
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Blue Shield of Texas	26.5%	47.2%	35.4%	19.4%
Government Health Benefits Programs(1)	21.9%	(29.4)%	(5.6)%	9.3%
Aetna	7.9%	10.7%	10.7%	8.1%
United Healthcare	5.5%	28.8%	4.9%	30.9%
____________

(1) The negative amounts presented in the percentage of revenues include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three and nine months ended September 30, 2020 and 2019. Revenue recognized consider the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements, as described in Notes 4 and 9.

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

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In November 2019, the FASB issued ASU No. 2019-10, Leases (Topic 842): Effective Dates. The new standard is effective for the Company for annual reporting periods beginning after December 15, 2020. The Company plans to adopt the new lease standard effective January 1, 2021, using the effective date method with the cumulative effect of the change reflected in retained earnings as of January 1, 2021, if any. The Company plans to elect the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

The Company continues to monitor FASB activity to assess certain interpretative issues and the associated implementation of the new standard and is in the process of reviewing its lease arrangements, including property, equipment and vehicle leases. The Company is not yet able to estimate the anticipated impact to its consolidated financial statements from the implementation of the new standard as it continues to interpret the principles of the new standard.

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

In December 2018, Avero entered into a settlement agreement with Cigna (the “Cigna settlement obligation”) whereby Avero agreed to pay an aggregate amount of $12.0 million with an upfront payment of $6.0 million and the remaining $6.0 million to be paid over 24 months, beginning in February 2019. The Company guaranteed the $12.0 million Cigna settlement obligation. The Company provided financial support to Avero in the amount of $0.8 million and $2.3 million during the three and nine months ended September 30, 2020, respectively, and $0.8 million and $2.3 million during the three and nine months ended September 30, 2019, respectively, related to the Cigna settlement obligation (see Note 9). The Company did not provide any additional financial support to Avero during the three and nine months ended September 30, 2020 and 2019, other than the Cigna settlement obligation and agreed upon management services.

The following table presents the assets and liabilities of Avero that are included in the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019, in thousands. The creditors of Avero have no recourse to the general credit of the Company, with the exception of $1.8 million and $1.9 million in mortgage payable guaranteed by the Company as of September 30, 2020 and December 31, 2019, respectively (see Note 8), and $0.8 million and $3.0 million in remaining Cigna settlement obligation guaranteed by the Company as of September 30, 2020 and December 31, 2019, respectively. The assets and liabilities exclude intercompany balances that eliminate in consolidation:

	September 30, 2020	December 31, 2019
Assets of Avero that can only be used to settle obligations of Avero
Cash and cash equivalents	$1,038	$1,837
Accounts receivable, net	4,733	4,269
Inventory	2,143	2,572
Prepaid expenses and other current assets	1,093	1,181
Property and equipment, net	5,486	5,586
Other assets	30	30
Goodwill	6,219	6,219
Other intangible assets, net	4,075	4,771
Total assets of Avero that can only be used to settle obligations of Avero	$24,817	$26,465
Liabilities of Avero
Accounts payable	$3,166	$2,450
Accrued expenses and other accrued liabilities	3,609	5,630
Current portion of capital lease obligations	49	59
Current portion of mortgage payable	197	173
Capital lease obligations, net of current portion	16	50
Mortgage payable, net of current portion	1,570	1,733
Other long-term liabilities	571	467
Total liabilities of Avero	$9,178	$10,562

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

The Company has established an accrual for refunds of payments previously made by healthcare insurers based on historical experience and executed settlement agreements with healthcare insurers. The refunds are accounted for as reductions in revenues in the statement of operations as an element of variable consideration. For example, during the three months ended June 30, 2020, the Company accrued $10.3 million for refunds to government payors related to reimbursement for the Company’s Preparent expanded carrier screening tests during 2019 and early 2020. In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology (“CPT”), which the Company and its ordering healthcare providers must use to bill and receive reimbursement for molecular tests. Effective January 1, 2019, the AMA issued a CPT code for genetic testing for severe inherited conditions that includes sequencing of at least 15 genes, which affects potential reimbursement for the Company’s Preparent expanded carrier screening tests. As part of the Company’s work to improve its compliance program, including its internal auditing and monitoring function, the Company commissioned a third-party review of its billing processes. In connection with that audit, the Company identified that it had not effectively transitioned to the implementation of the new CPT code in 2019, and as a result the Company received an overpayment of approximately $10.3 million from government payors during 2019 and early 2020. The Company settled the obligations to the relevant government programs in early October 2020.

The transaction price is an estimate and may be fixed or variable. Variable consideration includes reimbursement from healthcare insurers, government payors, and patients and is adjusted for estimates of disallowed cases, discounts, and refunds using the expected value approach. Tests billed to healthcare insurers and directly to patients can take up to nine months to collect and the Company may be paid less than the full amount billed or not paid at all. For insurance carriers and government payors, management utilizes the expected value method using a portfolio of relevant historical data for payors with similar reimbursement characteristics. The portfolio estimate is developed using historical reimbursement data from payors and patients, as well as known current reimbursement trends not reflected in the historical data. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. The Company monitors these estimates at each reporting period based on actual cash collections and the status of settlement agreements with third-party payors, in order to assess whether a revision to the estimate is required. Both the initial estimate and any subsequent revision to the estimate contain uncertainty and require the use of judgment in the estimation of the transaction price and application of the constraint for variable consideration. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. The consideration expected from laboratory partners is generally a fixed amount.

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $3.3 million and a reduction of $19.4 million of revenue reported for the three and nine months ended September 30, 2020, respectively, and a reduction of $17.8 million and an additional $1.0 million of revenue reported for the three and nine months ended September 30, 2019, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 9.

Disaggregation of Revenues

The following table shows a further disaggregation of revenues by payor type (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Commercial third-party payors	$18,555	$23,058	$58,148	$108,851
Government health benefit programs(1)	5,692	(5,513)	(3,374)	11,432
Patient/laboratory distribution partners	1,696	1,227	5,263	3,226
Total revenues	$25,943	$18,772	$60,037	$123,509
____________

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three and nine months ended September 30, 2020 and 2019. Revenue recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$8,188	$6,476
Other current assets	1,028	1,370
Total	$9,216	$7,846

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Computers and software	$13,790	$13,913
Building and leasehold improvements	9,458	9,491
Laboratory equipment	7,254	5,580
Furniture, fixtures, and office equipment	1,686	1,633
Construction in progress	1,891	1,493
Land	1,091	1,091
Total property and equipment	35,170	33,201
Less accumulated depreciation and amortization	(19,082)	(17,310)
Property and equipment, net	$16,088	$15,891

Capital leases included in property and equipment, net consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Capital leases	$2,467	$3,692
Less accumulated depreciation and amortization	(1,835)	(2,239)
Capital leases included in property and equipment, net	$632	$1,453

Depreciation expense was $1.0 million and $3.1 million for the three and nine months ended September 30, 2020, respectively, and $0.9 million and $2.8 million for the three and nine months ended September 30, 2019, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

September 30, 2020	Cost	Accumulated amortization	Net
Payor relationships	$7,230	$(3,856)	$3,374
Trade names	1,410	(752)	658
Noncompete agreements	384	(341)	43
Intangible assets, net	$9,024	$(4,949)	$4,075

December 31, 2019	Cost	Accumulated amortization	Net
Payor relationships	$7,230	$(3,314)	$3,916
Trade names	1,410	(646)	764
Noncompete agreements	384	(293)	91
Intangible assets, net	$9,024	$(4,253)	$4,771

Amortization expense of intangible assets was $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2019, respectively.

The future amortization of intangible assets at September 30, 2020 was (in thousands):

Year ending December 31,
Remainder of 2020	$232
2021	891
2022	864
2023	864
2024	864
Thereafter	360
Total future minimum lease payments	$4,075

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrual for reimbursement claims and settlements, current	$47,937	$60,386
Commission and bonus	8,283	6,357
Vacation and payroll benefits	7,339	5,506
Accrued professional services	3,092	5,322
Contract liabilities	544	—
Other	3,818	6,044
Total	$71,013	$83,615

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Accrual for reimbursement claims and settlements, net of current portion	$18,066	$12,205
Other	2,022	654
Total	$20,088	$12,859

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

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2020
Money market funds(1)	$39,737	$—	$—

December 31, 2019
Money market funds(1)	$24,432	$—	$—
____________
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The Company’s policy is to recognize transfers between levels at the end of the reporting period. There were no significant transfers between Level 1 and Level 2 during the three and nine months ended September 30, 2020 and 2019.

Fair Value of Financial Instruments

The carrying value of the Company’s accounts receivable, income tax receivable, accounts payable, and accrued expenses and other current liabilities are considered to be representative of their respective fair values because of their short-term nature.

The carrying value of the Company’s mortgages payable approximates their estimated fair value because the instruments bear interest at rates and have terms that are comparable to those available to the Company for similar loan instruments at September 30, 2020 and December 31, 2019.

The carrying value of the Company’s note payable to a related party does not approximate its fair value because the instrument bears interest at a rate that is not comparable to those available to the Company for a similar loan instrument at September 30, 2020 and December 31, 2019. The carrying value and the fair value of the Company’s term loan (the “2017 Term Loan”) was $75.0 million and $80.0 million, respectively, at September 30, 2020, and $75.0 million and $79.8 million, respectively, at December 31, 2019. The carrying value of the 2017 Term Loan is presented on the accompanying condensed consolidated balance sheets net of discount on the note and debt issuance cost.

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

As of both September 30, 2020 and December 31, 2019, the outstanding unpaid principal under the 2017 Term Loan was $75.0 million. The unamortized discount on the 2017 Term Loan was $5.4 million and $6.0 million as of September 30, 2020 and December 31, 2019, respectively. During the three months ended September 30, 2020 and 2019, the Company recognized interest expense on the 2017 Term Loan of $2.4 million and $2.2 million, inclusive of $0.6 million and $0.4 million of discount amortization for the three months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020 and 2019, the Company recognized interest expense on the 2017 Term Loan of $7.1 million and $6.6 million, inclusive of $1.7 million and $1.2 million of discount amortization for the nine months ended September 30, 2020 and 2019, respectively.

In connection with the IPO, on June 18, 2020, the Series B Preferred Stock Purchase Warrant became exercisable for 400,160 shares of common stock.

On March 31, 2020, the Company entered into the First Amendment to the Credit Agreement (the “Credit Agreement Amendment”), with the collateral agent and lender party thereto, providing for the payment of interest due and payable as of March 31, 2020 in shares of Series B Preferred Stock, and further providing for the payment of interest due and payable as of June 30, 2020 in shares of the Series B Preferred Stock in the event the IPO has not been consummated by such date. Pursuant to the Credit Agreement Amendment, the Company concurrently entered into a Series B Preferred Stock Subscription Agreement (the “Subscription Agreement”), with the lender, which provided for the issuance of 967,130 shares of Series B Preferred Stock at a subscription price of $2.25 per share, as payment for interest due and payable as of March 31, 2020 and all applicable fees as set forth in the Credit Agreement Amendment.

On May 8, 2020, the Company entered into an unsecured convertible promissory note (the “Note”) with an existing investor pursuant to a note purchase agreement, in an aggregate principal amount of $15.0 million, with an annual interest rate of 8.0% and a maturity date of May 8, 2022. The Note was convertible into (i) common stock upon an initial public offering at the lesser of the conversion price then in effect and a conversion price equal to 80% of the public offering price (or, if not a “qualified IPO” as defined in the Company’s certificate of incorporation, at the election of a majority of the holders), (ii) on the maturity date or at the election of a majority of the holders, Series B preferred stock at an initial conversion price of $13.90 per share subject to certain adjustments, or (iii) at the election of a majority of the holders, shares of another class of equity securities issued by the Company in a future financing at 80% of the price per share of such class of equity securities issued in such offering. Interest under the Note was not generally payable except that if the Note is not converted pursuant to its terms on or prior to the maturity date and there are not sufficient authorized and unissued shares of Series B preferred stock for issuance upon the conversion of the Note on the maturity date, then the Company is required to pay all outstanding principal and any accrued and unpaid interest under the Note in cash. If the holders of the Note have not elected to convert the Note prior to, or in connection with, any sale transaction or a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, then, upon any such sale transaction or liquidation, dissolution or winding up of the Company, the Company would have been required to pay in cash the outstanding principal balance of the Note, together with accrued and unpaid interest thereon, plus a make whole premium of 50% of the aggregate principal amount (less accrued and unpaid interest). The Company evaluated the economic features embedded in the Note and identified features that were required to be bifurcated and accounted for separately as a derivative. Accordingly, a derivative liability of $3.6 million was recorded on the issuance date of the Note and $3.8 million was subsequently reclassified to equity representing the fair value of the derivative liability on the date of extinguishment. The change in the fair value of the derivative liability of $0.2 million is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations. In June 2020, in connection with completion of the IPO, the Note was converted into 1,250,000 shares of common stock and all obligations under the Note were extinguished. Upon the conversion, the Company recorded a $3.6 million loss on extinguishment of the debt, which represented the difference between the carrying value of the Note and the derivative liability and the fair value of the shares of common stock issued to the Note holder of $3.4 million combined with amortization of the related debt discount of $0.2 million. The loss on extinguishment of debt was included in the interest and other income (expense), net in the accompanying condensed consolidated statements of operations for nine months ended September 30, 2020.

8. Mortgages Payable

In January 2014, the Company executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring property located in Ann Arbor, Michigan, which is used for laboratory testing and research purposes. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. As of September 30, 2020 and December 31, 2019, the outstanding balance of this mortgage was $1.4 million and $1.4 million, respectively. The Company also has a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero’s property located in Lubbock, Texas, which is used primarily for laboratory testing. The mortgage matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%. As of September 30, 2020 and December 31, 2019, the outstanding balance of this mortgage was $1.8 million and $1.9 million, respectively.

As of September 30, 2020, the minimum principal payments under the mortgages payable were as follows (in thousands):

Year ending December 31,	Minimum Mortgages Payable Payments Obligations
Remainder of 2020	$66
2021	271
2022	281
2023	292
2024	1,338
Thereafter	884
Total future minimum payments	3,132
Less current portion of mortgages payable	(268)
Mortgages payable, net of current portion	$2,864

9. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and vehicles, which expire over the next two to four years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense for operating leases was $1.8 million and $6.0 million, for the three and nine months ended September 30, 2020, respectively, and $2.3 million and $6.6 million, respectively, for the three and nine months ended September 30, 2019.

As of September 30, 2020, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2020	$1,933
2021	5,476
2022	3,017
2023	1,036
2024 and thereafter	38
Total future minimum lease payments	$11,500

Capital Leases

The Company has entered into various capital lease agreements, primarily for equipment. The outstanding leases have a weighted average imputed interest rate of 5.98% per annum. As of September 30, 2020, the future minimum payments under the capital leases were as follows (in thousands):

Year ending December 31,	Minimum Capital Lease Payments
Remainder of 2020	$145
2021	324
2022 and thereafter	47
Total future minimum lease payments	516
Less amounts representing interest	(20)
Present value of minimum capital lease payments	496
Less current portion of capital lease obligations	(399)
Capital lease obligations, net of current portion	$97

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

On July 21, 2020, July 23, 2020, and October 1, 2020, the Company entered into agreements with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. Specifically, the Company has entered into:

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

•	a non-prosecution agreement, effective July 21, 2020, with the AUSA for SDCA (the “Non-Prosecution Agreement”) in resolution of all criminal allegations;
•	a corporate integrity agreement, effective July 21, 2020, with the OIG (the “Corporate Integrity Agreement”); and
•	civil settlement agreements, effective October 1, 2020, with the State AGs (“the State Settlement Agreements”).

The Company refers to the SDNY Civil Settlement Agreement, the SDCA Civil Settlement Agreement, the Non-Prosecution Agreement, the Corporate Integrity Agreement and the State Settlement Agreements collectively as the Agreements.

SDNY Civil Settlement Agreement

Pursuant to the SDNY Civil Settlement Agreement, the Company is required to pay a settlement amount of approximately $19.4 million, which includes approximately $9.7 million designated as restitution to the U.S. federal government. During the three months ended September 30, 2020, the Company paid approximately $9.1 million. The Company paid an additional approximately $4.1 million subsequent to September 30, 2020, for an aggregate of approximately $13.1 million paid to date. The outstanding settlement amount is payable in three installments as follows:

•	approximately $1.6 million on or before December 31, 2020;
•	approximately $2.0 million on or before December 31, 2021; and
•	approximately $2.8 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.2 million. As previously reported, during the three months ended March 31, 2020, the Company recorded a discrete tax benefit of $37.7 million related to the net operating loss carryback provisions available under the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”) for taxes paid by the Company in years 2013, 2014, 2015 and 2017 (the “CARES Act Tax Benefit”). In June 2020, the Company received a tax benefit payment of approximately $22.7 million for a portion of the CARES Act Tax Benefit, and because this tax refund was received prior to the effective date of the SDNY Civil Settlement Agreement, the payment the initial settlement payment installment included an added payment of approximately $5.9 million. In addition, because the Company received a tax benefit payment of approximately $15.7 million in September 2020, and accelerated payment of approximately $4.1 million was made on October 1, 2020 with a corresponding reduction in the previously agreed upon payment term and subsequent payment amounts.

Additionally, under the SDNY Civil Settlement Agreement, the U.S. federal government and the relator agreed to dismiss all civil claims asserted by the relator under the qui tam provisions of the federal False Claims Act.

SDCA Civil Settlement Agreement

The SDCA Civil Settlement Agreement requires the Company to pay a settlement amount of approximately $16.4 million, which includes approximately $10.0 million designated as restitution to the U.S. federal government. During the three months ended September 30, 2020, the Company paid approximately $7.7 million. The Company paid an additional $3.4 million subsequent to September 30, 2020, for an aggregate of $11.1 million paid to date. The outstanding settlement amount is payable in three installments as follows:

•	approximately $1.4 million on or before December 31, 2020;
•	approximately $1.8 million on or before December 31, 2021; and
•	approximately $2.2 million on or before December 31, 2022.

The remaining amounts payable to the government, will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company.

On July 21, 2020, the Company issued a promissory note to the U.S. federal government for the full settlement amount in connection with the SDCA Civil Settlement Agreement (the “Promissory Note”). The Promissory Note contains customary events of default and related acceleration of payment provisions. In addition, the Promissory Note provides, among other terms, that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 22% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above up to a maximum total acceleration of approximately $3.4 million. Because the Company received a tax benefit payment of approximately $22.7 million for a portion of the CARES Act Tax Benefit in June 2020 and because this tax refund was received prior to the effective date of the Promissory Note, the initial payment installment included an added payment of $4.9 million. In addition, because the Company received a tax benefit payment of approximately $15.7 million in September 2020, an accelerated payment of approximately $3.4 million was made on October 1, 2020, with a corresponding reduction in the previously agreed upon payment term and subsequent payment amounts.

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

State Settlement Agreements

Effective October 1, 2020, the Company entered into agreements with the State AGs with respect to the investigated matters. The State Settlement Agreements require the Company to pay a settlement amount of approximately $13.2 million to the participating states. The State Settlement Agreements include acceleration provisions similar to the SDNY Civil Settlement Agreement and the SDCA Civil Settlement Agreements described above upon the Company’s receipt of civil settlements, damages awards, and tax refunds, with the amount to be accelerated and the timing of accelerated payment subject to such receipts. Because the Company received the June 2020 and September 2020 tax benefits totaling approximately $38.4 million, the initial payment to the participating states included added payments reflecting 17% of that amount, for a total initial payment on October 2, 2020 of approximately $8.7 million. The outstanding settlement amount is payable in four installments as follows:

•	approximately $1.1 million on or before December 31, 2020;
•	approximately $1.4 million on or before December 31, 2021;
•	approximately $1.9 million on or before December 31, 2022; and
•	approximately $0.2 million on or before December 31, 2023.

Settlement Accruals

As of December 31, 2019, the Company had accrued an aggregate of $35.8 million associated with a potential settlement with the DOJ and the participating State AGs within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheet of the Company as of December 31, 2019 and consolidated statement of operations for the year ended December 31, 2019. In addition, in the quarter ended March 31, 2020, the Company accrued an additional $13.2 million with respect to the total amount to be paid under the agreement in principle to the DOJ and the participating State AGs, and additional amounts for related costs as of and for the quarterly period ended March 31, 2020. As of September 30, 2020, the Company’s accrual consists of $20.2 million in accrued expenses and other current liabilities and $12.1 million in other long-term liabilities.

Payor Settlement Agreements

On June 21, 2018, the Company received a letter from Cigna alleging damages related to contract terms. On December 5, 2018, Cigna and the Company entered into a settlement agreement whereby Avero agreed to pay an aggregate amount of $12.0 million with an upfront payment of $6.0 million and the remaining $6.0 million to be paid over 24 months. For the year ended December 31, 2018, the Company recorded a charge of $12.0 million associated with this claim in its consolidated statements of operations as a reduction to revenue. As of September 30, 2020, the remaining settlement accrual related to Cigna is $0.8 million included in accrued expenses and other current liabilities.

On June 25, 2018, the Company received a letter from Aetna’s external legal counsel that included various allegations relating to the Company’s past practices. In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million, to be paid in installment payments through December 2020. During the year ended December 31, 2018, the Company recorded a charge of $15.0 million associated with this claim in its consolidated statements of operations as a reduction to revenue. As of September 30, 2020, the Company’s accrual consists of $5.0 million included in accrued expenses and other current liabilities.

On October 18, 2018, the Company received a letter from UnitedHealth Group that included various allegations relating to the Company’s past practices. On September 30, 2019, the Company entered into a settlement agreement with United HealthCare Services, Inc. and UnitedHealthcare Insurance Company (“United”) in which the Company agreed to pay an aggregate amount of $30.0 million. The settlement is to be paid with an upfront payment of $2.0 million, and the remaining balance to be paid every six months starting December 31, 2019, with the first two installment payments of $5.0 million each, and $6.0 million each thereafter. As of September 30, 2020, the remaining settlement accrual related to United is $18.0 million consisting of $12.0 million included in accrued expenses and other current liabilities and $6.0 million included in other long-term liabilities.

Payor Recoveries

As noted above, the regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a provider of services to patients covered under government reimbursement and commercial payor programs, the Company is routinely subject to post-payment review audits and other forms of reviews and investigations. If a third-party payor successfully challenges that a payment to the Company for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup such payment. The Company may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the ordinary course of business, the Company addresses and evaluates a number of such claims from payors. In the past, the Company has negotiated and settled these types of claims with third-party payors. The Company may be required to resolve further disputes in the future. The Company is aware of one commercial payor that is reviewing historical payments and may make a claim for recoupment in the future. While management is unable to predict the exact outcome of any such claims, it is management’s current belief that any potential liabilities resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

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

OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (the “TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. Although management believes that the Company holds and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company submitted a written response to the inquiry on October 23, 2019 and are awaiting a response from the TX OIG on the matter. It is not possible to predict the outcome of these matters and the timing for resolution.

Natera Lawsuit

On June 17, 2020, Natera, Inc. (“Natera”) filed suit in the Western District of Texas (W.D. Texas Civil Action No. 6:20-cv-532) asserting the Company’s infringement of six Natera patents based on a portion of the Company’s NIPT product offering. On June 19, 2020, Natera filed a substantially similar second suit in the Northern District of Texas (N.D. Texas Civil Action No. 3:20-cv-1634). On July 31, 2020, the Company filed a motion to dismiss the Western District of Texas case based improper venue. The parties are now conducting limited discovery related to this motion, after which Natera will file its responsive pleadings. The Northern District of Texas case has been stayed until a decision with respect to the motion to dismiss is made.

On July 2, 2020, the Company filed a Complaint for Declaratory Judgment of Non-Infringement against Natera in the Southern District of California (S.D. California Civil Action No. 3:20-cv-1252). This case has been stayed pending the outcome of the Company’s venue motion in the Western District of Texas.

Management believes that the claims in Natera’s complaints are without merit and the Company is vigorously defending against them.

IPO Litigation

On June 23, 2020, the Company completed the IPO. Subsequent to the IPO, two lawsuits were filed against the Company, certain of its executive officers and directors, and the underwriters of the IPO. The lawsuits allege that the Company’s registration statement and related prospectus for the IPO made false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that the Company (i) had overbilled government payors by $10.3 million in 2019 and early 2020; (ii) would need to refund this overpayment in the second quarter of 2020; and (iii) were allegedly suffering from accelerating negative trends with respect to testing volumes, revenues, and product pricing during the second quarter of 2020. Both lawsuits seek, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. The Company intends to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stages of these cases, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification by the underwriters of the IPO. More details on each lawsuit are below:

•

Soe Action.  On August 28, 2020, a putative securities class action was filed in the U.S. District Court for the Southern District of California, entitled Aung Kyaw Soe v. Progenity, Inc., et al., No. 3:20-cv-01683-CAB-AHG. The plaintiff, Aung Kyaw Soe, seeks to bring this action on behalf of all purchasers of Progenity common stock pursuant to or traceable to the registration statement issued in connection with the IPO. On September 23, 2020, the court ordered that no defendant has any obligation to answer or otherwise respond to the complaint in this action pending appointment of a lead plaintiff and the lead plaintiff’s filing of an amended complaint or designation of the existing complaint as the operative complaint.

•

Brickman Investments Inc. Action.  On September 11, 2020, another putative securities class action was filed in the U.S. District Court for the Southern District of California, entitled Brickman Investments Inc. v. Progenity, Inc., et al., No. 3:20-cv-01795-BEN-LL. The plaintiff, Brickman Investments Inc., seeks to bring this action on behalf of all purchasers of Progenity common stock pursuant to or traceable to the registration statement and related prospectus issued in connection with the IPO. In addition to the remedies described above, the plaintiff seeks rescission or rescissory damages.

Motions for appointment of lead plaintiff and lead counsel, as well as to consolidate the two actions, are pending.

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

On December 19, 2019, the Company completed an additional equity financing pursuant to the November Series B Preferred Stock Purchase Agreement with the same private equity firm as the November 2019 Financing for $25.0 million in exchange for the issuance of 11,111,111 shares of Series B Preferred Stock at $2.25 per share.

In February 2020, the Company issued and sold an aggregate of 5,066,666 shares of Series B Preferred Stock at a purchase price of $2.25 per share to existing investors in exchange for aggregate consideration of approximately $11.4 million.

On March 31, 2020, in connection with the Credit Agreement Amendment, which provided for the payment of interest due and payable as of March 31, 2020 and June 30, 2020 (only in the event the IPO had not been consummated by such date) in shares of Series B Preferred Stock, the Company issued an aggregate of 967,130 shares of Series B Preferred Stock at a subscription price of $2.25 per share to existing investors as payment for interest due and payable as of March 31, 2020 and all applicable fees.

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

In connection with the IPO, on June 18, 2020, all outstanding Series A Preferred Stock and Series B Preferred Stock converted into 33,443,562 shares of common stock, including the issuance of 2,045,522 shares of common stock pursuant to an adjustment in the conversion rate of all of the shares of Series B Preferred Stock outstanding immediately prior to the IPO. Upon conversion of the convertible preferred stock, the Company reclassified their carrying value to common stock and additional paid-in capital.

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	September 30, 2020	December 31, 2019
Series A Preferred Stock	—	13,213,254
Series B Preferred Stock	—	16,488,731
Series B Preferred Stock Purchase Warrant	—	359,699
Common stock warrant	400,160	—
Restricted stock units outstanding	1,194,077	322,608
Outstanding options to purchase common stock	3,531,577	2,561,866
Available for future issuance under equity incentive plan	4,109,953	1,717,817
Total	9,235,767	34,663,975

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

Activity under the 2012 Plan, the 2015 Plan, and the 2018 Third Amended Plan for the nine months ended September 30, 2020, is set forth below (in thousands, except share and per share data):

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2019	2,561,866	$9.01
Options granted	1,757,170	10.23
Options exercised	(505,852)	1.14
Options forfeited/cancelled	(281,607)	11.31
Balance at September 30, 2020	3,531,577	$9.01	7.67	$3,965
Vested and expected to vest at September 30, 2020	3,531,577	$9.01	7.64	$3,965
Vested and exercisable at September 30, 2020	1,674,215	$7.98	5.81	$3,744

As of September 30, 2020, the number of shares available for grant under the 2018 Third Amended Plan was 4,109,953.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2020:

Nine Months Ended September 30, 2020
Risk-free interest rate	0.4% - 1.7%
Expected volatility	57.0% - 71.0%
Expected dividend yield	—
Expected life (years)	4.0 - 6.3 years

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of sales	$311	$59	$749	$161
Research and development	815	216	2,327	598
Selling and marketing	444	128	1,329	379
General and administrative	1,804	228	4,050	645
Total stock-based compensation expense	$3,374	$631	$8,455	$1,783

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2020 and 2019 was $6.51 per option and $7.42 per option, respectively. At September 30, 2020 and December 31, 2019, there was $12.2 million and $4.1 million, respectively, of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 3.01 years and 2.69 years, respectively.

12. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to maintenance of a full valuation allowance, the Company had a zero effective tax rate, prior to discretely recognized items, for the three and nine months ended September 30, 2020. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating loss (“NOL”) carryforwards, interest deductions and payroll tax benefits. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. During the first quarter of 2020, the Company recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation corresponding to anticipated tax refunds applicable to taxable years 2013, 2014, 2015, and 2017. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, the Company has agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with the government settlement (see Note 9). During the nine months ended September 30, 2020, the Company received a tax refund of $38.4 million related to the NOL carryback provisions available under the CARES Act, including $15.7 million tax refund in the third quarter of 2020 related to the 2019 NOL.

The Company’s NOL carryforwards and research and expenditure credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if the Company experiences an ownership change within the meaning of such Code sections. In general, an ownership change, as defined by Sections 382 and 383 of the Code, occurs when there is a 50 percentage points or more shift in ownership, consisting of shareholders owning more than 5% in the Company, occurring within a three-year testing period. During the third quarter 2020, the Company completed a formal Section 382 study and concluded that an ownership change, within the meaning of Sections 382 and 383, limiting future utilization of existing tax attribute carry-forwards, had not occurred.

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

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	September 30, 2020	September 30, 2019
Options to purchase common stock	3,531,577	2,571,297
Restricted stock units	1,194,077	316,481
Common stock warrant	400,160	—
Series A Preferred Stock	—	13,213,254
Series B Preferred Stock	—	10,187,272
Series B Preferred Stock Purchase Warrant	—	294,299
Total	5,125,814	26,582,603

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

In 2015, we launched both our Innatal Prenatal Screen, a Non-Invasive Prenatal Testing, or NIPT, offering, and our Preparent Carrier Test, followed by the launch of our Riscover Hereditary Cancer Test in 2017. We offer molecular tests with market-leading performance and turnaround times, supported by end-to-end workflow solutions that increase administrative efficiencies. Along with our comprehensive menu of molecular tests, we offer patients pre-test education, clear and timely results, and on-demand genetic counseling. We are committed to providing patients and physicians with empathetic communication and support during critical moments to help empower and prepare patients and their families to make critical life decisions.

We generate revenue by providing tests. Our molecular tests are provided through our certified Clinical Laboratory Improvement Amendments, or CLIA, and College of American Pathologists, or CAP, accredited laboratory located in Ann Arbor, Michigan. We also provide anatomic and molecular pathology tests through our affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics, located in Lubbock and Irving, Texas. The focus of our commercial operations is to distribute our molecular tests and our anatomic and molecular pathology tests through our dedicated direct sales force. Distribution of our tests is supported by a field operations team who provide all logistical functions in receiving clinical samples at the laboratory for analysis. In the second quarter of 2020, we added COVID-19 testing to our offering and in October 2020, we secured a substantial increase in our COVID-19 PCR testing capacity to more than 750,000 tests per annum as well as supply chain access through our existing business relationship.

During the three and nine months ended September 30, 2020, we accessioned approximately 84,067 and 237,908 tests, respectively.

We generate revenue through providing our tests and receiving payments for such tests from payors, laboratory distribution partners, and self-paying individuals. More than 95% of payments for our tests are received through reimbursement. We receive reimbursement from several distinct channels: commercial third-party payors, laboratory distribution partners, and government health benefits programs such as Medicare and Medicaid.

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

In the third quarter of 2020, we successfully achieved a key milestone in the verification phase of our rule out assay for preeclampsia and announced an upcoming preeclampsia research and development day, which is scheduled for November 20, 2020.

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

Beginning in March 2020, we began to observe declines in the volumes of both our molecular tests and the pathology tests conducted by Avero Diagnostics due to the impact of the COVID-19 pandemic and resulting work-from-home policies and other operational limitations mandated by federal, state and local governments. However, we believe our business is resilient and we observed positive signs of recovery in the latter part of the second quarter and in the third quarter. While we have implemented and continue to monitor our mitigation strategies to address these limitations, such as supporting patients and physicians virtually, there can be no assurance that the rate of decline in our testing volumes will not continue or accelerate in future periods. Our current assessment of the impact of the COVID-19 pandemic is that our NIPT test volumes have proved more resilient than our carrier screening test volumes; however, the comparative impact may continue to change over time.

Reimbursement

Reimbursement fluctuations may occur due to a variety of factors, many of which are outside of our control, including, but not limited to:

•	third-party payor coverage and, as we continually seek to transition to in-network coverage with commercial third-party payors, corresponding increases in our in-network covered lives;
•

regulatory and medical society recommendations such CMS, the American College of Obstetricians and Gynecologists, or ACOG, ACMG, and SMFM, that potentially lead to positive coverage determinations by commercial third-party payors and government health benefits programs for our tests;

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

Gross Margin

Our gross margin is an important indicator of the operating performance of our business. Higher gross margins reflect the average selling price of our tests, as well as the operating efficiency of our laboratory operations. Reducing the costs of goods sold for our tests represents another important opportunity for innovation and is a significant area of focus for our research and development organization. We regularly evaluate our operations in order to determine whether we can reduce costs by developing new technologies, improving the efficiency of our assay and laboratory processes, modifying our processes to use materials and technologies that provide equal or greater quality at lower cost, and improving how we manage our inventory and negotiating favorable terms for our materials purchases. In 2019, we conducted a comprehensive review of our existing accounts and sought to eliminate accounts that did not contribute to our revenues and gross margin. In future periods, we expect this to have a positive impact on our gross margin; however, such an impact cannot be assured. We are currently developing our next generation Innatal Prenatal Screen (Innatal 4th Generation), an improved platform with simplified and more cost-effective assay workflow, which we believe will allow us to substantially improve the gross margin of our NIPT. We also work with partner laboratories that complement our test portfolio offering, while developing in parallel new technologies that we expect could, over time, reduce our cost structure by internalizing the production of those tests when the commercial benefits dictate such conversion. We are now predominantly an in-network provider, with approximately 145 million covered lives nationwide under our agreements with commercial third-party payors following the recent additions of in-network contracts with Aetna and Cigna. While we continue our contract negotiation process with several additional large commercial third-party payors, the transition to establishing ourselves as an in-network provider is expected to lead to an increase in the proportion of tests paid and allow us to gain access to a larger in-network patient base.

New Product Development

Our business involves significant investment in research and development activities for the development of new products which we believe are strategic complements to our product portfolio and drive long-term revenue growth. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. Due to the impact of the COVID-19 pandemic and resulting work-from-home policies and other operational limitations mandated by federal, state, and local governments, certain of our research and development activities have been delayed and may be further delayed until such operational limitations are lifted. While we are implementing mitigation strategies, where possible, certain preclinical and clinical activities were suspended during the implementation of these policies and will necessarily incur some delay following the resumption of normal operations. While some of our research and development laboratory work was impacted by the stay-at-home shutdown, especially in our Michigan facilities, our preeclampsia test verification work restarted in June and has now migrated to the operations laboratory, which is part of our essential services, and is, therefore, less exposed to further shutdowns caused by the COVID-19 pandemic. However, the development of our new products could continue to be delayed if any stay-at-home orders in the State of Michigan are reinstated.

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

Currently, we operate primarily as an in-network provider of molecular tests and we continually seek to transition to in-network coverage with additional third-party payors, which we believe is crucial to our growth and long-term success. This transition is ongoing, and we are actively negotiating with a few remaining commercial payors. We are currently contracted with payors representing an estimated 145 million covered lives.

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

Delays to third-party payors’ processing due to the impact of the COVID-19 pandemic and resulting work-from-home policies and other operational limitations mandated by federal, state, and local governments have and may continue to extend the typical timelines. These factors might delay the time period in which cash is collected from payors and impact our revenue recognition. We believe that the full impact of these delays may not yet have been reflected in our financial performance, as we customarily receive payment several months after completion of a molecular test.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include professional fees of audit, legal, and recruiting services. Following the listing of our common stock on Nasdaq, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, and professional services. Furthermore, we expect to incur expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the Natera lawsuit and IPO related litigation described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. Corporate taxpayers may carryback net operating losses, or NOLs, originating during 2018 through 2020 for up to five years. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation for taxes paid in years 2013, 2014, 2015, and 2017. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, we have agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with our proposed government settlement. During the nine months ended September 30, 2020, we received tax refunds totaling $38.4 million related to the NOL carryback provisions available under the CARES Act, including a $15.7 million tax refund related to NOLs originating during 2019, which we received in the third quarter of 2020. See Part II, Item 1. “Legal Proceedings—Federal Investigation” in this Quarterly Report.

Results of Operations.

Comparison of Three Months Ended September 30, 2020 and 2019

	Three Months Ended September 30,
	2020	2019
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$25,943	$18,772
Cost of sales	23,601	24,997
Gross profit (loss)	2,342	(6,225)
Operating expenses:
Research and development	13,043	17,080
Selling and marketing	13,244	15,263
General and administrative	20,626	16,273
Total operating expenses	46,913	48,616
Loss from operations	(44,571)	(54,841)
Interest expense	(2,476)	(2,321)
Interest and other income (expense), net	(18)	29
Net loss	$(47,065)	$(57,133)

	Three Months Ended September 30,
	2020	2019
Percentage of Revenue Data:	(unaudited)
Revenues	100%	100%
Cost of sales	91	133
Gross profit (loss)	9	(33)
Operating expenses:
Research and development	50	91
Selling and marketing	51	81
General and administrative	80	87
Total operating expenses	181	259
Loss from operations	(172)	(292)
Interest expense	(10)	(12)
Interest and other income (expense), net	—	—
Net loss	(181)%	(304)%

Revenue

	Three Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Revenues	$25,943	$18,772	$7,171	38.2%

Revenue was $25.9 million for the three months ended September 30, 2020, compared to $18.8 million for the three months ended September 30, 2019, an increase of $7.2 million, or 38.2%.

The increase in revenue was primarily attributable to an accrual of $15.9 million related to the settlement with the DOJ and the participating State AGs in the third quarter of 2019 partially offset by a decrease in test volumes in the third quarter of 2020 as a result of the COVID-19 pandemic, and rate degradation due to payor policy changes.

Cost of Sales

	Three Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Cost of sales	$23,601	$24,997	$(1,396)	(5.6)%

Cost of sales was $23.6 million for the three months ended September 30, 2020, compared to $25.0 million for the three months ended September 30, 2019, a decrease of $1.4 million, or 5.6%.

The decrease in cost of sales was primarily due to a decrease in test volumes during the three months ended September 30, 2020 compared to the three months ended September 30, 2019 as a result of the COVID-19 pandemic, partially offset by higher stock-based compensation expenses following our IPO in June 2020.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$13,043	$17,080	$(4,037)	(23.6)%

Research and development expenses were $13.0 million for the three months ended September 30, 2020, compared to $17.1 million for the three months ended September 30, 2019, a decrease of $4.0 million, or 23.6%.

The decrease in research and development expenses was primarily attributable to a $3.6 million decrease in consulting costs, as well as a $1.0 million decrease in supplies costs and other expenses, partially offset by a $0.8 million increase in salaries and stock‑based compensation expenses.

The following table summarizes the changes in research and development expenses from the three months ended September 30, 2020, to the three months ended September 30, 2019, with costs broken down by program:

	Three Months Ended September 30,
	2020	2019
	(in thousands)
	(unaudited)
Molecular testing	$7,253	$8,114
Precision medicine	5,790	8,966
Total research and development expenses	$13,043	$17,080

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$13,244	$15,263	$(2,019)	(13.2)%

Selling and marketing expenses were $13.2 million for the three months ended September 30, 2020, compared to $15.3 million for the three months ended September 30, 2019, a decrease of $2.0 million, or 13.2%.

The decrease in selling and marketing expenses was primarily attributable to a $1.4 million decrease in travel and entertainment costs due to a reduction in travel during the three months ended September 30, 2020 as a result of the COVID-19 related restrictions and associated work-from-home policies and a decrease of $0.5 million in advertising and promotion costs.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$20,626	$16,273	$4,353	26.7%

General and administrative expenses were $20.6 million for the three months ended September 30, 2020, compared to $16.3 million for the three months ended September 30, 2019, an increase of $4.4 million, or 26.7%.

The increase in general and administrative expenses was primarily attributable to a $2.3 million increase in salaries and personnel-related costs, a $1.5 million increase in consulting and professional costs, primarily related to legal costs associated with our government settlement negotiations, and a $1.5 million increase in our business insurance costs, partially offset by a decrease of $1.1 million in supplies costs.

Interest Expense

	Three Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$(2,476)	$(2,321)	$(155)	6.7%

Interest expense increased by $0.2 million, or 6.7%, from the three months ended September 30, 2019 to the three months ended September 30, 2020.

Comparison of Nine Months Ended September 30, 2020 and 2019

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$60,037	$123,509
Cost of sales	72,006	75,531
Gross profit (loss)	(11,969)	47,978
Operating expenses:
Research and development	36,517	48,791
Selling and marketing	40,416	45,510
General and administrative	54,915	44,823
Total operating expenses	131,848	139,124
Loss from operations	(143,817)	(91,146)
Interest expense	(7,285)	(6,872)
Interest and other income (expense), net	(3,594)	457
Loss before income taxes	(154,696)	(97,561)
Income tax benefit	(37,696)	—
Net loss	$(117,000)	$(97,561)

	Nine Months Ended September 30,
	2020	2019
Percentage of Revenue Data:	(unaudited)
Revenues	100%	100%
Cost of sales	120	61
Gross profit (loss)	(20)	39
Operating expenses:
Research and development	61	40
Selling and marketing	67	37
General and administrative	91	36
Total operating expenses	220	113
Loss from operations	(240)	(74)
Interest expense	(12)	(5)
Interest and other income (expense), net	(6)	—
Loss before income taxes	(258)	(79)
Income tax benefit	(63)	—
Net loss	(195)%	(79)%

Revenue

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Revenues	$60,037	$123,509	$(63,472)	(51.4)%

Revenue was $60.0 million for the nine months ended September 30, 2020, compared to $123.5 million for the nine months ended September 30, 2019, a decrease of $63.5 million, or 51.4%. The decrease in revenues during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was largely attributable to an accrual of $13.2 million related to the settlement with the DOJ and the participating State AGs in the first quarter of 2020, an accrual of $10.3 million for refunds to government payors, which we repaid in early October 2020, combined with a decrease in test volumes as a result of the COVID-19 pandemic during the second and third quarter of 2020, and rate degradation due to payor policy changes.

Cost of Sales

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Cost of Sales	$72,006	$75,531	$(3,525)	(4.7)%

Cost of sales was $72.0 million for the nine months ended September 30, 2020, compared to $75.5 million for the nine months ended September 30, 2019, a decrease of $3.5 million, or 4.7%.

The decrease in cost of sales was primarily due to a decrease in test volumes in the second and third quarter of 2020 as a result of the COVID-19 pandemic, partially offset by higher stock-based compensation expense following the IPO in June 2020.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$36,517	$48,791	$(12,274)	(25.2)%

Research and development expenses were $36.5 million for the nine months ended September 30, 2020, compared to $48.8 million for the nine months ended September 30, 2019, a decrease of $12.3 million, or 25.2%.

The decrease in research and development expenses was primarily attributable to a $11.9 million decrease in consulting costs, as well as a $3.5 million decrease in supplies costs and other expenses, partially offset by a $3.5 million increase in salaries and stock-based compensation expenses.

The following table summarizes the changes in research and development expenses from the nine months ended September 30, 2020, to the nine months ended September 30, 2019, with costs broken down by program:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
	(unaudited)
Molecular testing	$20,419	$24,695
Precision medicine	16,098	24,096
Total research and development expenses	$36,517	$48,791

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$40,416	$45,510	$(5,094)	(11.2)%

Selling and marketing expenses were $40.4 million for the nine months ended September 30, 2020, compared to $45.5 million for the nine months ended September 30, 2019, a decrease of $5.1 million, or 11.2%.

The decrease in selling and marketing expenses was primarily attributable to a $3.7 million decrease in travel and entertainment costs due to a reduction in travel during the nine months ended September 30, 2020 as a result of the COVID-19 related restrictions and associated work-from-home policies and a decrease of $0.7 million in salaries and personnel-related costs.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$54,915	$44,823	$10,092	22.5%

General and administrative expenses were $54.9 million for the nine months ended September 30, 2020, compared to $44.8 million for the nine months ended September 30, 2019, an increase of $10.1 million, or 22.5%.

The increase in general and administrative expenses was primarily attributable to a $5.5 million increase in salaries and stock-based compensation expenses, a $4.7 million increase in consulting and professional costs, primarily related to legal costs associated with our government settlement negotiations and litigation, and a $2.0 million increase in business insurance costs. These increases were partially offset by a decrease of $2.9 million in supplies costs.

Interest Expense

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$(7,285)	$(6,872)	$(413)	6.0%

Interest expense increased by $0.4 million, or 6.0%, from the nine months ended September 30, 2019 to the nine months ended September 30, 2020.

Interest and Other Income (Expense), Net

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest and other income (expense), net	$(3,594)	$457	$(4,051)	*
______________
* - The change is more than 100%

Interest and other expense, net, was $3.6 million for the nine months ended September 30, 2020, compared to interest and other income, net of $0.5 million for the nine months ended September 30, 2019. This change was primarily due to a $3.6 million loss on extinguishment of debt associated with the conversion of an unsecured promissory note into shares of common stock upon completion of the IPO.

Income Tax Benefit

	Nine Months Ended
	September 30,		Increase/
	2020	2019	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax provision (benefit)	$(37,696)	$—	$(37,696)	(100.0)%

Income tax benefit was $37.7 million for the nine months ended September 30, 2020, while income tax benefit was zero for the nine months ended September 30, 2019. The tax benefit during the nine months ended September 30, 2020 was recorded due to the net operating loss carryback provisions available under the CARES Act legislation enacted in March 2020. During the year ended December 31, 2018, we established a full valuation allowance on net deferred tax assets due to losses generated in 2018 and projected taxable losses anticipated in the future. Due to the valuation allowance on deferred tax assets, no tax benefit was recorded for our net loss in the nine months ended September 30, 2019.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock and preferred stock, and cash from debt financings.

As of September 30, 2020, we had $60.0 million of cash and cash equivalents, a $75.0 million term loan outstanding with a private equity firm, and mortgages outstanding of $3.1 million. Our accumulated deficit as of September 30, 2020, was $465.7 million. For the nine months ended September 30, 2020, we had a net loss of $117.0 million and cash used in operations of $95.7 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs, as well as to invest in or acquire companies or technologies that are synergistic with or complimentary to our business.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2020. We intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Credit and Security Agreements, Series B Preferred Stock, and Convertible Notes

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

During the three months ended September 30, 2020 and 2019, we recognized interest expense on the term loan of $2.4 million and $2.2 million, respectively. During the nine months ended September 30, 2020 and 2019, we recognized interest expense on the term loan of $7.1 million and $6.6 million, respectively.

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

On March 31, 2020, we entered into the First Amendment to the Credit Agreement, or the Credit Agreement Amendment, with the collateral agent and lender party thereto, providing for the payment of interest due and payable as of March 31, 2020 in shares of our Series B Preferred Stock, and further providing for the payment of interest due and payable as of June 30, 2020 in shares of our Series B Preferred Stock in the event our IPO had not been consummated by such date. Pursuant to the Credit Agreement Amendment, we concurrently entered into a Series B Preferred Stock Subscription Agreement, or the Subscription Agreement, with the lender, which provided for the issuance of 967,130 shares of Series B Preferred Stock at a subscription price of $2.25 per share, as payment for interest due and payable as of March 31, 2020 and all applicable fees as set forth in the Credit Agreement Amendment. The Subscription Agreement further provided for a potential additional issuance of shares of Series B Preferred Stock as payment for the interest due and payable under the Credit Agreement as of June 30, 2020, in the event our IPO had not been consummated by such date, with the amount of shares to be determined at such time.

On April 3, 2020, we entered into a Series B Preferred Stock Purchase Agreement with Athyrium Opportunities III Acquisition 2 LP, pursuant to which we issued an additional 4,444,444 shares of Series B Preferred Stock at $2.25 per share for an aggregate purchase price of $10.0 million.

On May 8, 2020, we entered into a Note Purchase Agreement with Athyrium Opportunities 2020 LP, a fund managed by Athyrium, pursuant to which we issued and sold an unsecured convertible promissory note, or the Convertible Note, with an annual interest rate of 8.0% and in an aggregate principal amount of $15.0 million. The Convertible Note had a maturity date of May 8, 2022 and was convertible at the option of the holder into shares of our common stock at a per share conversion price of the lesser of $13.90 and eighty percent of the public price. In connection with the issuance and sale of the Convertible Note, we entered into (i) the Second Amendment to the Credit Agreement, dated May 6, 2020, or the Second Credit Agreement Amendment, allowing for the creation or incurrence of certain indebtedness and the making of payments, in each case, in respect of the Convertible Note, among other matters, and (ii) the Second Amendment to Series B Preferred Stock Warrant, dated May 8, 2020, providing for the removal of certain restrictive exercise provisions in the Series B Preferred Stock Purchase Warrant. In June 2020, in connection with completion of our IPO, the Note was converted into 1,250,000 shares of common stock and all obligations under the Convertible Note were extinguished.

Mortgages

In January 2014, we executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring a facility located in Ann Arbor, Michigan, which was previously leased by us and is used primarily for laboratory testing and research purposes. The outstanding balance was $1.4 million as of each of September 30, 2020 and December 31, 2019. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. We also have a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero Diagnostic’s property located in Lubbock, Texas, which is used primarily for laboratory testing. The outstanding balance was $1.8 million and $1.9 million as of September 30, 2020 and December 31, 2019, respectively. The mortgage matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%.

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

The following table summarizes our cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(95,687)	$(60,279)
Cash (used in) provided by investing activities	(3,109)	17,333
Cash provided by financing activities	125,767	19,991

Net cash used in operating activities in the nine months ended September 30, 2020 of $95.7 million was primarily attributable to a $117.0 million net loss, adjusted for $40.6 million of non-cash charges, primarily driven by $22.8 million of noncash revenue reserve, $8.5 million of stock-based compensation expense, and $3.8 million of depreciation and amortization expense. The net cash outflow from changes in operating assets and liabilities of $19.3 million was attributable to a $29.8 million increase in accrued expenses and other liabilities, offset by an $8.8 million decrease in accounts receivable.

Net cash used in operating activities in the nine months ended September 30, 2019 of $60.3 million was primarily attributable to a $97.6 million net loss, adjusted for $26.5 million of non-cash charges, primarily driven by $19.9 million of noncash revenue reserve, $3.5 million of depreciation and amortization, and $1.8 million of stock-based compensation expense. The net cash inflow from changes in operating assets and liabilities of $10.7 million was primarily the result of a $10.7 million increase in accounts payable due to the timing of payments, a $6.2 million decrease in income tax receivable, and a $0.7 million decrease in accounts receivable. These cash inflows were partially offset by a $3.7 million increase in inventory and a $2.6 million increase in prepaid expenses and other current assets.

Net cash used in investing activities during the nine months ended September 30, 2020 of $3.1 million was attributable to the purchase of property and equipment. Net cash provided by investing activities during the nine months ended September 30, 2019 of $17.3 million was primarily driven by $31.4 million in proceeds from the sale of short-term investments. The cash inflow was partially offset by cash outflows of $11.2 million for purchases of short-term investments and $2.9 million for purchases of property and equipment.

Net cash provided by financing activities during the nine months ended September 30, 2020 of $125.8 million was primarily attributable to $90.3 million in net proceeds from the issuance of common stock, $21.3 million in net proceeds from the issuance of Series B Preferred Stock and $14.9 million in net proceeds from the issuance of a convertible note, partially offset by $0.6 million in principal payments on capital lease obligations and $0.2 million in principal payments on mortgages payable. Net cash provided by financing activities during the nine months ended September 30, 2019 of $20.0 million was primarily attributable to $25.0 million in proceeds from the issuance of Series B Preferred Stock and $0.5 million in proceeds from issuance of common stock, partially offset by $4.5 million in dividends paid, $0.8 million in principal payments on capital lease obligations, and $0.2 million in principal payments on mortgages payable.

Off-Balance Sheet Arrangements.

As of September 30, 2020, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the nine months ended September 30, 2020, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Prospectus, except for the determination of the fair value of our common stock, which is used in estimating the fair value of stock options at the grant date. Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of our common stock as discussed in the Prospectus. Following the IPO, the fair value of our common stock is determined by reference to the closing selling price per share of our common stock as reported on the Nasdaq Global Market on the date of grant or other relevant determination date.

Recent Accounting Pronouncements.

Refer to Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for information on recently issued accounting pronouncements.

JOBS Act Accounting Election.

We are an emerging growth company, as defined in the JOBS Act. Under this act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended.

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

On July 21, 2020, July 23, 2020, and October 1, 2020, we entered into agreements with certain governmental agencies and the 45 states participating in the settlement, or the State AGs, to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations regarding our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients. Specifically, we entered into:

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

•	a non-prosecution agreement, effective July 21, 2020, with SDCA, or the Non-Prosecution Agreement, in resolution of all criminal allegations;
•	a corporate integrity agreement, effective July 21, 2020, with the OIG, or the Corporate Integrity Agreement; and
•	civil settlement agreements, effective October 1, 2020, with the State AGs, or the State Settlement Agreements.

We refer to the SDNY Civil Settlement Agreement, the SDCA Civil Settlement Agreement, the Non-Prosecution Agreement, the Corporate Integrity Agreement, and the State Settlement Agreements collectively as the Agreements.

SDNY Civil Settlement Agreement

Pursuant to the SDNY Civil Settlement Agreement, we are required to pay a settlement amount of approximately $19.4 million, which includes approximately $9.7 million designated as restitution to the U.S. federal government. During the three months ended September 30, 2020, we paid approximately $9.1 million. We paid an additional approximately $4.1 million subsequent to September 30, 2020, for an aggregate of approximately $13.1 million paid to date. The outstanding settlement amount is payable in three installments as follows:

•	approximately $1.6 million on or before December 31, 2020;
•	approximately $2.0 million on or before December 31, 2021; and
•	approximately $2.8 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at our option.

Furthermore, we have agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, we receive any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, we will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.2 million. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the net operating loss carryback provisions available under the Coronavirus Aid, Relief and Economic Security Act, or the CARES Act, for taxes we paid in years 2013, 2014, 2015 and 2017, or the CARES Act Tax Benefit. In June 2020, we received a tax benefit payment of approximately $22.7 million for a portion of the CARES Act Tax Benefit, and because this tax refund was received prior to the effective date of the SDNY Civil Settlement Agreement, the payment the initial settlement payment installment included an added payment of approximately $5.9 million. In addition, because we received a tax benefit payment of approximately $15.7 million in September 2020, an accelerated payment of approximately $4.1 million was made on October 1, 2020, with a corresponding reduction in the previously agreed upon payment term and subsequent payment amounts.

Additionally, under the SDNY Civil Settlement Agreement, the U.S. federal government and the relator agreed to dismiss all civil claims asserted by the relator under the qui tam provisions of the federal False Claims Act.

SDCA Civil Settlement Agreement

Pursuant to the SDCA Civil Settlement Agreement, we are required to pay a settlement amount of approximately $16.4 million, which includes approximately $10.0 million designated as restitution to the U.S. federal government. During the three months ended September 30, 2020, we paid approximately $7.7 million. We paid an additional $3.4 million subsequent to September 30, 2020, for an aggregate of $11.1 million paid to date. The outstanding settlement amount is payable in three installments as follows:

•	approximately $1.4 million on or before December 31, 2020;
•	approximately $1.8 million on or before December 31, 2021; and
•	approximately $2.2 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at our option.

On July 21, 2020, we issued a promissory note to the U.S. federal government for the full settlement amount in connection with the SDCA Civil Settlement Agreement, or the Promissory Note. The Promissory Note contains customary events of default and related acceleration of payment provisions. In addition, the Promissory Note provides, among other terms, that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, we receive any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, we will pay 22% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of approximately $3.4 million. Because we received a tax benefit payment of approximately $22.7 million for a portion of the CARES Act Tax Benefit in June 2020 and because this tax refund was received prior to the effective date of the Promissory Note, the initial settlement payment installment included an added payment of $4.9 million. In addition, because we received a tax benefit payment of approximately $15.7 million in September 2020, an accelerated payment of approximately $3.4 million was made on October 1, 2020, with a corresponding reduction in the previously agreed upon payment term and subsequent payment amounts.

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

State Settlement Agreements

Effective October 1, 2020, we entered into agreements with the State AGs with respect to the investigated matters. The State Settlement Agreements require the Company to pay a settlement amount of approximately $13.2 million to the participating states. The State Settlement Agreements include acceleration provisions similar to the SDNY Civil Settlement Agreement and the SDCA Civil Settlement Agreements described above upon our receipt of civil settlements, damages awards, and tax refunds, with the amount to be accelerated and the timing of accelerated payment subject to such receipts. Because we received the June 2020 and September

2020 tax benefits totaling approximately $38.4 million, the initial payment to the participating states included added payments reflecting 17% of that amount, for a total initial payment on October 2, 2020 of approximately $8.7 million. The outstanding settlement amount is payable in four installments as follows:

•	approximately $1.1 million on or before December 31, 2020;
•	approximately $1.4 million on or before December 31, 2021;
•	approximately $1.9 million on or before December 31, 2022; and
•	approximately $0.2 million on or before December 31, 2023.

Settlement Accruals

As of December 31, 2019, we had accrued an aggregate of $35.8 million associated with a potential settlement with the DOJ and the participating State AGs within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheet of the Company as of December 31, 2019 and consolidated statement of operations for the year ended December 31, 2019. In addition, in the quarter ended March 31, 2020, we accrued an additional $13.2 million with respect to the total amount to be paid under the agreement in principle to the DOJ and the participating State AGs, and additional amounts for related costs as of and for the quarterly period ended March 31, 2020. As of September 30, 2020, the Company’s accrual consists of $20.2 million included in accrued expenses and other current liabilities and $12.1 million included in other long-term liabilities.

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

Natera Lawsuit

On June 17, 2020, Natera, Inc., or Natera, filed suit in the Western District of Texas (W.D. Texas Civil Action No. 6:20-cv-532) asserting our infringement of six Natera patents based on a portion of our NIPT product offering. On June 19, 2020, Natera filed a substantially similar second suit in the Northern District of Texas (N.D. Texas Civil Action No. 3:20-cv-1634). On July 31, 2020, Progenity filed a motion to dismiss the Western District of Texas case based on improper venue. The parties are now conducting limited discovery related to this motion, after which Natera will file its responsive pleadings. The Northern District of Texas case has been stayed until a decision with respect to the motion to dismiss is made.

On July 2, 2020, we filed a Complaint for Declaratory Judgment of Non-Infringement against Natera in the Southern District of California (S.D. California Civil Action No. 3:20-cv-1252). This case has been stayed pending the outcome of our venue motion in the Western District of Texas.

We believe that the claims in Natera’s complaints are without merit and we are vigorously defending against them.

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock, or the IPO. Subsequent to the IPO, two lawsuits were filed against the Company, certain of its executive officers and directors, and the underwriters of the IPO. The lawsuits allege that our registration statement and related prospectus for the IPO made false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that we (i) had overbilled government payors by $10.3 million in 2019 and early 2020; (ii) would need to refund this overpayment in the second quarter of 2020; and (iii) were allegedly suffering from accelerating negative trends with respect to testing volumes, revenues, and product pricing during the second quarter of 2020. Both lawsuits seek, among other things, unspecified compensatory damages, interest, costs, and attorneys’ fees. We intend to vigorously defend against these claims. Given the uncertainty of litigation, the preliminary stages of these cases, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions. Subject to a reservation of rights, we are advancing expenses subject to indemnification by the underwriters of the IPO. More details on each lawsuit are below:

•

Soe Action.  On August 28, 2020, a putative securities class action was filed in the U.S. District Court for the Southern District of California, entitled Aung Kyaw Soe v. Progenity, Inc., et al., No. 3:20-cv-01683-CAB-AHG. The plaintiff, Aung Kyaw Soe, seeks to bring this action on behalf of all purchasers of Progenity common stock pursuant to or traceable to the registration statement issued in connection with the IPO. On September 23, 2020, the court ordered that no defendant has any obligation to answer or otherwise respond to the complaint in this action pending appointment of a lead plaintiff and the lead plaintiff’s filing of an amended complaint or designation of the existing complaint as the operative complaint.

•

Brickman Investments Inc. Action.  On September 11, 2020, another putative securities class action was filed in the U.S. District Court for the Southern District of California, entitled Brickman Investments Inc. v. Progenity, Inc., et al., No. 3:20-cv-01795-BEN-LL. The plaintiff, Brickman Investments Inc., seeks to bring this action on behalf of all purchasers of Progenity common stock pursuant to or traceable to the registration statement and related prospectus issued in connection with the IPO. In addition to the remedies described above, the plaintiff seeks rescission or rescissory damages.

Motions for appointment of lead plaintiff and lead counsel, as well as to consolidate the two actions, are pending.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion & Analysis” and our financial statements and related notes, before deciding to make an investment decision with respect to shares of our common stock. If any of the following risks actually occurs, our business, financial condition, operating results, reputation, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks.

Risk Factor Summary

•

The recent and ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

•

We currently receive and expect to continue to receive a significant portion of our revenues from our women’s health-related NIPT and carrier screening products, and if our efforts to further increase the use and adoption of these products fail, our business will be harmed.

•	We have incurred losses in the past, and we may not be able to achieve or sustain profitability in the future.
•	We operate in a highly competitive business environment.
•	Our success depends on our ability to improve and enhance our current products and develop new product candidates, which is complex and costly and the results are uncertain.
•

We are still developing our precision medicine platform and to date have generated no products or product revenue. There can be no assurance that we will develop any precision medicine products that deliver diagnostic or therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.

•	Although we have implemented compliance policies and have an internal audit function, we cannot ensure that our employees will fully adhere to such policies.
•

Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. We expect to need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.

•	We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize, and manufacture some or all of our product candidates.
•

We rely on a limited number of suppliers or, in some cases, single suppliers, for some of our laboratory instruments and materials and may not be able to find replacements or immediately transition to alternative suppliers.

•

We have increased the size of our organization and expect to further increase it in the future, and we may experience difficulties in managing this growth. If we are unable to manage the anticipated growth of our business, our future revenue and operating results may be adversely affected.

•	If third-party payors do not adequately reimburse us or our customers for any new products, they might not be purchased or used, which may adversely affect our revenue and profits.
•	We may be unable to expand or maintain third-party payor coverage and reimbursement for our Innatal, Preparent, and other tests, or may be required to refund any reimbursements already received.
•

If we or our commercial partners act in a manner that violates healthcare laws or otherwise engage in misconduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.

•

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

Our business and its operations, including but not limited to our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and capital raising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. For example, in December 2019, a novel strain of coronavirus, SARS-CoV-2, causing a disease referred to as COVID-19, was reported to have surfaced in Wuhan, China. Since then, COVID-19 has spread to other countries and throughout the United States. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. Since March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratories are located, have imposed, and others in the future may impose, quarantines, shelter-in-place orders, executive, and similar government orders for their residents to control the spread of COVID-19.

In response to these public health directives and orders, we have implemented work-from-home policies for most of our employees. The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies have negatively impacted, and may further negatively impact, productivity, and our preclinical and clinical programs and timelines, and disrupt our business in other ways, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor state and local quarantine, shelter-in-place, executive, and similar government orders and will reopen our offices to allow employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on state and local orders, employee safety and optimal work environment.

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

The spread of COVID-19, which has caused a broad impact globally, has affected and may further materially affect us economically, including a continuing and significant reduction in laboratory testing volumes. In addition, reimbursements for our tests have been delayed and may continue to be delayed if third-party payors’ processing continues to be impacted by the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

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

•

changes in local regulations as part of a response to the COVID-19 pandemic that may require us to change the ways in which our clinical trials are conducted, may result in unexpected costs, or require us to discontinue the clinical trials altogether;

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

We currently receive and expect to continue to receive a significant portion of our revenues from the sales of our women’s health-related NIPT product, Innatal, and our carrier screening products, including Preparent. We undertake efforts to increase the awareness and adoption of Innatal and Preparent among laboratories, clinics, clinicians, physicians, payors, and patients. Continued and additional market acceptance of Innatal and Preparent and our ability to attract new customers are key elements to our future success. The market demand for NIPT and carrier screening tests has grown in recent years and is evolving. For example, in August 2020, ACOG issued a new set of guidelines recommending that prenatal aneuploidy screening be offered to all pregnant women regardless of their age or other risk factors. However, this market trend may not continue. Demand for Innatal and Preparent is affected by a number of factors, many of which are beyond our control, including the recommendation of our products by physicians, the timing and development of new products by our competitors, and reimbursement from payors. Despite the recent ACOG guidelines, payors may elect not to cover prenatal aneuploidy screening for average risk women and such recommendations may not result in an increase in market demand.

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

•

third-party coverage and reimbursement are currently primarily limited to high-risk pregnancies and, despite recent ACOG guidelines regarding average-risk pregnancies, may not gain acceptance for use in the average-risk pregnancy population or for the screening of microdeletions, limiting the overall addressable market;

•	third-party payors may set the amounts of reimbursement at prices that reduce our profit margins or do not allow us to cover our expenses;
•	we may not be able to maintain and grow effective sales and marketing capabilities;
•	our sales and marketing efforts may fail to effectively reach customers or communicate the benefits of our products;
•	superior alternatives to our products may be developed and commercialized;
•	we may experience supply constraints, including due to the failure of our key suppliers to provide required sequencing instruments and reagents;
•	the FDA may initiate rulemaking to impose premarket review, clearance, or approval or other requirements over laboratory developed tests, or LDTs; and
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

In addition, as our products may have different reimbursement rates and reimbursement amounts, a change in product mix could negatively impact our average selling price and total revenue. For example, during the COVID-19 pandemic, which has caused an overall decrease in demand for our products, demand for our NIPT product has been more resilient than for our carrier screening products, leading to a higher proportion of NIPT tests in our product mix. The average reimbursement rate for our NIPT product tends to be slightly lower than for our carrier screening products. In addition, we added COVID-19 testing to our product mix, which has a lower reimbursement amount per test. As a result, our average selling price and revenue was negatively impacted.

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

Other than revenues from our laboratory testing business, we do not expect to generate revenues from other sources in the immediate future. It is possible that we will not generate sufficient revenue from the sale of our products to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payors; however, the negotiated fees under our contracts with third-party payors are typically lower than the list price of our tests, and in some cases the third-party payors with whom we contract may have negative coverage determinations for some of our offerings. Therefore, being in-network with third-party payors has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage determinations and reimbursement for, our products.

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

Additionally, we compete to acquire the intellectual property assets that we require to continue to develop and broaden our product portfolio. In addition to our in-house research and development efforts, we may seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing, and joint venture arrangements. Competitors with greater resources may acquire intellectual property that we seek, and even where we are successful, competition may increase the acquisition price of such intellectual property or prevent us from capitalizing on such acquisitions, licensing opportunities, or joint venture arrangements. If we fail to compete successfully, our growth may be limited.

It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products that are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our existing products and any future products may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over any of our existing products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.

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

The research and development process in our industries generally requires a significant amount of time from the research and design stage through commercialization. The launch of such new products requires the completion of certain clinical development and/or assay validations in the commercial laboratory. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals and will not be able to complete clinical development for any planned product in a timely manner. Such development and/or validation failures could prevent or significantly delay our ability to obtain FDA clearance or approval as may be necessary or desired, obtain approval by entities that provide oversight over LDTs, such as the State of New York, or launch any of our planned products and product candidates. At times, it may be necessary for us to abandon a product in which we have invested substantial resources. Without the timely introduction of new product candidates and improvements or enhancements of our current products, our products may become obsolete over time and our competitors may develop products that are more competitive, in which case our business, operating results, and financial condition will be harmed.

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

We seek to develop a suite of ingestible capsules for both diagnostic and therapeutic solutions. However, medical device and related diagnostic and therapeutic product development is a highly speculative undertaking and involves a substantial degree of uncertainty. Our precision medicine platform has not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as ours for precision medicine. Consequently, the ability to accurately assess the future operating results or business prospects of our precision medicine platform is significantly more limited than if we had an operating history or approved commercial precision medicine products. Our success in developing commercial products that are based on our precision medicine platform will depend on a variety of factors, many of which are beyond our control, including, but not limited to:

•	the outcomes from our product development efforts;
•	competition from existing products or new products;
•	the timing of regulatory review and our ability to obtain regulatory marketing authorizations of our product candidates;
•	potential side effects of our product candidates that could delay or prevent receipt of marketing authorizations or cause an approved or cleared product to be taken off the market;
•	our ability to attract and retain key personnel with the appropriate expertise and experience to potentially develop our product candidates; and
•

the ability of third-party manufacturers to manufacture our product candidates in accordance with current good manufacturing practices, or cGMP, for the conduct of clinical trials and, if approved or cleared, for successful commercialization.

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

The development of new product candidates, including development of the data necessary to obtain clearance or approval for such product candidates, is costly, time-consuming, and carries with it the risk of not yielding the desired results. The outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and even if we achieve positive results in earlier trials, we could face similar setbacks. The design of a clinical trial can determine whether its results will support a product candidate’s marketing authorization, to the extent required, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization for the product candidates. Furthermore, limited results from earlier-stage studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time.

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

The initiation and completion of any clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in initiation or completion of our clinical trials for a number of reasons, which could adversely affect the costs, timing, or success of our clinical trials, including related to the following:

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

•

we or our investigators may have to suspend or terminate clinical trials for various reasons, including a finding that the subjects are being exposed to unacceptable health risks or based on a requirement or recommendation from regulators, IRBs or other parties due to safety signals or noncompliance with regulatory requirements;

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product, and our results of operations, liquidity and financial condition. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant by others with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product candidate or our business. If the top-line data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain marketing authorization for, and commercialize, product candidates may be harmed, which could seriously harm our business.

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

In response to the COVID-19 pandemic, we are providing molecular testing for diagnosing COVID-19 through Avero Diagnostics. The demand for such testing may decrease in the future and our investment in such testing capabilities may not pay off.

The COVID-19 pandemic has created an opportunity for our diagnostic tests and the Avero Diagnostics laboratory is providing molecular testing for diagnosing COVID-19. Avero Diagnostics' molecular testing utilizes certain third-party in-vitro diagnostics that have received Emergency Use Authorization, or EUA, from the FDA. The FDA has the authority to issue an EUA during a public health emergency if it determines that based on the totality of the scientific evidence that it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved, and available alternative, and if other regulatory criteria are met. These standards for marketing authorization are lower than if FDA had reviewed these tests under its traditional marketing authorization pathways, and we cannot assure you that these would be cleared or approved under those more onerous clearance and approval standards. Moreover, FDA's policies regarding EUAs can change unexpectedly, and FDA may revoke an EUA where it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long these authorizations will remain in place. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Changes to FDA regulations or requirements could require changes to authorized tests, necessitate additional measures, or make it impractical or impossible for Avero to continue utilizing these tests. The termination of any of the EUAs for the COVID-19 testing being run by Avero Diagnostics could adversely impact our business, financial condition and results of operations. We are expecting to increase our testing capacity for our COVID-19 diagnostic testing program in the near term to meet the rising demand for rapid and accurate testing. We expect that this expansion will contribute significantly to our revenue and test volumes for the remainder of 2020 and for 2021. However, there is no assurance that our COVID-19 diagnostic testing program will continue to be accepted by the market or that other diagnostic tests will become more accepted, produce quicker results, or be more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. If the pandemic were to dissipate, whether due to a significant decrease in new infections, due to the availability of vaccines, or otherwise, the need for a COVID-19 diagnostic test could decrease significantly and this could have an adverse effect on our results of operations and profitability. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. We expect to need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.

In the future, we expect to incur significant costs in connection with our operations, including but not limited to the development, marketing authorization, and commercialization of new tests, medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our IPO will not be sufficient to fully fund these activities. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.

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

As of each of December 31, 2019 and September 30, 2020, we had approximately $72.3 million and $72.8 million of outstanding indebtedness, respectively, composed of mortgages payable and a note payable. Certain of our debt agreements contain various restrictive covenants and are secured by substantially all of our assets, excluding our intellectual property.

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

•	limit our flexibility in planning for, or reacting to, changes in our business and the industries in which we operate;
•	further dilute our current stockholders, to the extent that such debt is convertible into equity; and
•	place us at a competitive disadvantage to less leveraged competitors or competitors with a lower cost of capital.

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

We have implemented compliance policies and procedures intended to train and monitor our sales, billing, marketing and other personnel. Our efforts to implement appropriate monitoring of such personnel are ongoing and we have identified and are analyzing situations in which employees may have failed to fully adhere to our policies and applicable laws in the past. For example, as part of our work to improve our compliance program and our obligations under our Corporate Integrity Agreement (as defined below), including our internal auditing and monitoring function, we commissioned a third-party analysis of our coding and billing processes. In connection with that audit, we identified that we had not timely and appropriately transitioned to the implementation of a new CPT code in 2019, and as a result we received an overpayment of approximately $10.0 million from government payors during 2019 and early 2020. We also conducted a similar review of our historic practices regarding the collection of patient responsibility amounts, including copayments and deductibles, from government health program beneficiaries between May 2018 and May 2020. We reported the overpayments identified in both audits to the Office of Inspector General of the Department of Health and Human Services, or the OIG, in compliance with our Corporate Integrity Agreement. For additional information on our transition for this CPT code, see Notes 4 and 9 to our unaudited condensed consolidated financial statements. There can be no assurance that we will not identify further compliance, billing, or other failures or experience similar issues in the future. Failure by our sales, billing, marketing, or other personnel to follow our policies and comply with applicable laws may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. For additional information regarding recent government investigations regarding our compliance with certain policies and laws, see Part II, Item 1. “Legal Proceedings.” In addition, in the event of failure by our sales, billing, marketing, or other personnel to follow our policies and comply with applicable laws, commercial third-party payors may refuse to provide all or any reimbursement for tests administered and seek repayment from us of amounts previously reimbursed, which failures may harm our ability to secure network contracts with third-party payors. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects. For additional information regarding these risks, see the risk factor titled “If we or our commercial partners act in a manner that violates healthcare laws or otherwise engage in misconduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.”

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could harm our results of operations, liquidity and financial condition.

In connection with settlement of the government investigations described in Part II, Item 1. “Legal Proceedings,” effective July 21, 2020, we entered into a five-year corporate integrity agreement, or the Corporate Integrity Agreement, with the OIG. The Corporate Integrity Agreement requires, among other matters, that we maintain a Compliance Officer, a Compliance Committee, board review and oversight of healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; implement a risk assessment and internal review process; and submit periodic reports to the OIG regarding our compliance program and Corporate Integrity Agreement implementation. The Corporate Integrity Agreement requires us to report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. See “Risk Factors—“Although we have implemented compliance policies and have an internal audit function, we cannot ensure that our employees have adhered or will fully adhere to such policies.” We are in the process of implementing the processes, policies and procedures required under the Corporate Integrity Agreement. Implementing and administering such processes, policies and procedures will require significant management attention and cash and other resources. Furthermore, while we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable federal healthcare laws or all requirements of the Corporate Integrity Agreement. Our failure to comply with our obligations under the Corporate Integrity Agreement could result in monetary penalties and our exclusion from participating in federal healthcare programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition.

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

As of September 30, 2020, we had 702 full-time employees worldwide. We have significantly expanded the size of our organization over the past several years, particularly personnel within our sales and marketing and research and development groups, and we expect to continue to do so in the future. As we transition into operating as a public company, we expect to need additional managerial, operational, sales, marketing, financial, and other personnel. Future growth would impose significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, and motivating additional employees;
•	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and
•	improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance and our ability to successfully develop, market, and sell our products and product candidates will depend, in part, on our ability to effectively manage any future growth, and our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing these growth activities. As we continue to grow our sales force, the impact of such growth on our revenue may be delayed as a result of time needed for onboarding and training of new sales force members.

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

As of December 31, 2019, we had net operating loss, or NOL, carryforwards of approximately $173.6 million for federal income tax purposes, and $94.7 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs began expiring in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, which provides some relief from the limitations on the utilization of NOLs and certain other tax attributes described above. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act for taxes paid in years 2013, 2014, 2015, and 2017, which we refer to as the CARES Act Tax Benefit. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, we have agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with our government settlement. During the three months ended September 30, 2020, we received a tax refund of $15.7 million related to the NOL carryback provisions available under the CARES Act. See Part II, Item 1. “Legal Proceedings—Federal Investigation.”

Reimbursement Risks Related to Our Business

If third-party payors do not adequately reimburse for our products, they might not be purchased or used, which may adversely affect our revenue and profits.

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

Obtaining coverage and reimbursement approval for a product from each third-party payor is a time-consuming and costly process that could require us to provide supporting scientific, clinical, and cost- effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to satisfy third-party payors that the product should be covered and reimbursed. There is substantial uncertainty whether any particular payor will cover and reimburse the use of any product incorporating new technology. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or a comparable authority. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In some instances, payment may only be obtained by engaging in lengthy and costly appeals processes. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products, may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

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

In making coverage determinations, third-party payors often rely on practice guidelines issued by professional societies. ACOG has issued updated guidelines recommending informing pregnant women that Non-Invasive Prenatal Screening, or NIPS, is the most sensitive screening option for trisomy 13, trisomy 18, and Down syndrome, as well as of the availability of the expanded use of NIPT to screen for clinically relevant copy number variants, or CNVs, in the context of counseling that includes the risks/benefits and limitations of screening for CNVs. A CNV is a genetic mutation in which a segment of the genome has been deleted or duplicated, including microdeletions in which a small segment of a chromosome is deleted. The International Society for Prenatal Diagnosis has issued guidelines that are supportive of performing NIPT in average-risk pregnancies, as well as high-risk pregnancies. ACOG and the American College of Medical Genetics, or ACMG, have also provided support for the use of NIPT in the general population, with ACOG noting, however, that NIPT is not equivalent to diagnostic testing because of its potential for false-positive and false-negative results. However, the Society for Maternal Fetal Medicine, or SMFM, has issued guidelines for NIPT stating that, while all pregnant women should be informed of the option to receive NIPT, conventional screening methods, such as traditional serum screening, rather than NIPT, remain the most appropriate choice for first-line screening for average-risk pregnancies. Therefore, while we expect the ACOG and SMFM guidelines to result in an increase in the number of average-risk women who are informed of NIPT and that may request it as a result, not all third-party payors reimburse for NIPT for these average-risk patients.

Currently, Aetna has determined that it will reimburse for NIPT for patients in the average-risk population through the end of 2020. However, UnitedHealthcare and a number of other third-party payors have negative coverage determinations for NIPT in average-risk patient populations, meaning that their policy is not to reimburse for NIPT for patients in the average-risk or general population. The SMFM guidelines also echoed a previous statement from SMFM that routine screening for microdeletions should not be performed. Many third-party payors do not cover microdeletions screening. We have experienced, and may continue to experience, a negative impact on third-party payors’ coverage for Innatal for microdeletions, at least until additional validation data on the sensitivity and specificity of our tests becomes available. We may not be able to obtain positive coverage determinations for our tests. If third-party payors do not reimburse for NIPT for average-risk pregnancies or microdeletions in the future, our operating results would be adversely affected, particularly to the extent that we continue to perform large volumes of tests for which third-party payors do not cover.

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

We currently submit for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes we currently submit may be rejected or withdrawn, including as a result of a change in the applicable code due to the use of a new technology for our tests, or that third-party payors will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payors may not establish positive coverage policies for our tests or adequately reimburse for any CPT code we may use, or may seek recoupment for testing previously performed, which have occurred in the past.

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business, and we expect these disputes and requests for recoupment to continue. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the OIG’s healthcare enforcement authorities, and would be a potential violation of our obligations under our Corporate Integrity Agreement to report substantial overpayments to the OIG. Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

If third-party payors deny payment for testing, reimbursement revenue for our testing could decline. If a third-party payor successfully challenges that payment to us for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup payment, which amounts could be significant and would impact our operating results and financial condition, and it may decrease reimbursement going forward. We may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, we have negotiated and settled these types of claims with third-party payors. We may be required to resolve further disputes in the future. We are aware of one commercial payor that is reviewing historical payments and may make a claim for recoupment in the future. Any of these outcomes, including recoupment or reimbursements, might also require us to restate our financials from a prior period, any of which could have a material and adverse effect on our business, operating results, and financial condition.

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

We have experienced, and may continue to experience, delays in reimbursement when we transition to being an in-network provider with a third-party payor. In addition, while we expect to gradually see an increase in test volume through broader access to in-network patients and an increase in percentage of tests paid upon transitioning to in-network status with a payor, we also expect to experience a negative impact in revenues per test due to lower rates. We can provide no assurance that we will see the benefits of this transition to in-network status and that the increase in volume of tests and tests paid will be sufficient to compensate for the decrease in per test revenues.

Where we are considered to be an out-of-network provider, which is the case with some larger third-party payors from whom we currently receive reimbursement, such third-party payors could withdraw coverage and decline to reimburse for our tests in the future, for any reason. They can also impose prior authorization requirements through the terms of the patients’ health plans. Managing reimbursement on a case-by-case basis is time-consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Even if we are being reimbursed for our tests, third-party payors may unilaterally review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payors continue to increase their efforts to control the cost, utilization, and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular tests. These measures have resulted in reduced payment rates and, in some instances, decreased utilization in the clinical laboratory industry. Because of these cost- containment measures, governmental and commercial third-party payors—including those that currently reimburse our tests—may reduce, suspend, revoke or discontinue payments or coverage at any time.

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

We are considered to be an out-of-network provider with respect to some larger commercial third-party payors from whom we currently receive reimbursement. Physician groups and other healthcare providers may view this negatively and may insist upon only using clinical laboratories that are in-network with their patients’ insurance companies. These types of decisions could reduce our revenue, and harm our financial condition.

Changes in government healthcare policy could increase our costs and negatively impact coverage and reimbursement for our tests by governmental and other third-party payors.

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payors. Any such changes could substantially impact our revenues, increase costs, and divert management attention from our business strategy. We cannot predict the impact of governmental healthcare policy changes on our future business, operating results, and financial condition. In the United States, the ACA was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the ACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The ACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. The ACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether our tests or other products will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If any of our tests are not covered by plans offered in the health insurance exchanges, our business, operating results, and financial condition could be adversely affected. There have been multiple attempts to repeal ACA or significantly scale back its applicability, which could negatively impact reimbursement for our testing, adversely affect our test volumes, and adversely affect our business, operating results, and financial condition. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, or Texas District Court Judge, ruled that the entire ACA is invalid based primarily on the fact that the legislation enacted on December 22, 2017, informally known as the Tax Cuts and Jobs Act, repealed the tax-based shared responsibility payment imposed by the ACA, on certain individuals who fail to maintain qualifying health coverage for all or part of a year, which is commonly referred to as the “individual mandate.” On December 18, 2019, the 5th Circuit Court of Appeals upheld the Texas District Court’s ruling that the individual mandate was unconstitutional, but remanded the case back to the Texas District Court to determine whether the remaining provisions of the ACA were nonetheless valid. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case and a decision is expected before the end of 2020, although it is unclear how the Supreme Court will rule. The repeal of this mandate would mean that fewer consumers will carry insurance coverage and therefore may be less likely to elect to receive our testing because they would be required to pay out of pocket for such tests. The attempts to repeal the ACA have resulted in considerable uncertainty and concern regarding, for example, a patient’s election to undergo genetic screening and whether doing so may impact health insurance eligibility. Because it is unclear whether or how the ACA may change, and whether and to what extent NIPT, cancer screening or other genetic screening may be affected, we are uncertain how our business may be impacted.

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
•

the federal Anti-Kickback Statute, which prohibits, among other things, the knowing and willful solicitation, receipt, offer or payment of remuneration, directly or indirectly, in exchange for or to induce either the referral of an individual for, or the purchase, order or recommendation of, any good or service for which payment may be made under federal healthcare programs such as Medicare and Medicaid; a person does not need to have knowledge of the statute or specific intent to violate it to have committed a violation; a violation of the Anti-Kickback Statute may result in imprisonment for up to ten years and significant fines for each violation and administrative civil money penalties, plus up to three times the amount of the remuneration paid; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the civil False Claims Act;

•

the Eliminating Kickbacks in Recovery Act of 2018, or EKRA, which, among other things, prohibits knowingly or willfully paying, offering to pay, soliciting or receiving any remuneration (including any kickback, bribe, or rebate), whether directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a recovery home, clinical treatment facility, or laboratory, or in exchange for an individual using the services of that recovery home, clinical treatment facility, or laboratory; violation of EKRA may result in significant fines and imprisonment of up to 10 years for each occurrence;

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

•

the federal Stark Law, also known as the physician self-referral law, which, subject to certain exceptions, prohibits a physician from making a referral for certain designated health services covered by the Medicare program (and according to case law in some jurisdictions, the Medicaid program as well), including laboratory and pathology services, if the physician or an immediate family member has a financial relationship with the entity providing the designated health services; a person who attempts to circumvent the Stark Law may be fined up to approximately $165,000 for each arrangement or scheme that violates the statute; in addition, any person who presents or causes to be presented a claim to the Medicare or Medicaid programs in violation of the Stark Law is subject to significant civil monetary penalties, plus up to three times the amount of reimbursement claimed;

•

the federal Civil Monetary Penalties Law, which, subject to certain exceptions, prohibits, among other things, the offer or transfer of remuneration, including waivers of copayments and deductible amounts (or any part thereof), to a Medicare or state healthcare program beneficiary if the person knows or should know it is likely to influence the beneficiary’s selection of a particular provider, practitioner or supplier of services reimbursable by Medicare or a state healthcare program; any violation of these prohibitions may result in significant civil monetary penalties for each wrongful act;

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
•

state law equivalents of the above U.S. federal laws, such as the Stark Law, Anti-Kickback Statute and false claims laws, which may apply to items or services reimbursed by any third- party payor, including commercial insurers; and

•	similar healthcare laws in the European Union and other jurisdictions, including reporting requirements detailing interactions with and payments to healthcare providers.

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

When an entity is determined to have violated the False Claims Act, it is subject to mandatory damages of three times the actual damages sustained by the government, plus mandatory significant civil penalties for each false claim. In addition, various states have enacted false claim laws analogous to the federal False Claims Act, and in some cases apply more broadly because many of these state laws apply to claims made to private payors and not merely governmental payors.

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

For example, in April 2018, we received a civil investigative demand from SDNY and a HIPAA subpoena issued by SDCA. In May 2018, we received a subpoena from the State of New York Medicaid Fraud Control Unit. The civil and criminal investigations related to discontinued legacy billing practices for our NIPT and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients and the civil investigations also involved inquiries about our laboratory licenses, our enrollment in state Medicaid programs, and the laboratories that performed testing for us.

On July 21, 2020, July 23, 2020, and October 1, 2020, we entered into agreements with certain governmental agencies and the 45 states participating in the settlement, or the State AGs, to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal, investigations regarding our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients. Specifically, we entered into:

•	a civil settlement agreement, effective July 23, 2020, with the DOJ through SDNY, and on behalf of the OIG and with the relator named therein, or the SDNY Civil Settlement Agreement;
•

a civil settlement agreement, effective July 23, 2020, with the DOJ through SDCA, and on behalf of the Defense Health Agency, the Tricare Program and the Office of Personnel Management, which administers the Federal Employees Health Benefits Program, or the SDCA Civil Settlement Agreement;

•	a non-prosecution agreement, effective July 21, 2020, with SDCA, or the Non-Prosecution Agreement, in resolution of all criminal allegations;
•	a corporate integrity agreement, effective July 21, 2020, with the OIG, or the Corporate Integrity Agreement; and
•	civil settlement agreements, effective October 1, 2020, with the State AGs.

The terms of these agreements require that we pay $49.0 million in the aggregate plus applicable interest. As of October 31, 2020, we have paid approximately $32.9 million towards this amount. We will pay the remaining portion of the settlement over an approximately three-year period, structured as follows: $4.0 million in December 2020; $5.0 million in December 2021; approximately $6.9 million in December 2022; and approximately $0.2 million in December 2023. For additional information regarding these agreements, please see Part II, Item 1. “Legal Proceedings—Federal Investigations.”

As of December 31, 2019, we had accrued an aggregate of $35.8 million associated with a potential settlement with the DOJ and the participating State AGs within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheet of the Company as of December 31, 2019 and consolidated statement of operations for the year ended December 31, 2019. In addition, in the quarter ended March 31, 2020, we accrued an additional $13.2 million with respect to the total amount to be paid under the agreement in principle to the DOJ and the participating State AGs, and additional amounts for related costs as of and for the quarterly period ended March 31, 2020. As of September 30, 2020, our accrual for these matters consists of $20.2 million in accrued expenses and other current liabilities and $12.1 million in other long-term liabilities.

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

FDA marketing authorization could not only be required for new products we develop, but also could be required for certain enhancements we may seek to make to our existing tests and other products. Delays in receipt of, or failure to obtain, marketing authorizations could materially delay or prevent us from commercializing our products or result in substantial additional costs that could decrease our profitability. In addition, even if we receive FDA or other regulatory marketing authorizations for a new or enhanced product, the FDA or such other regulator may condition, withdraw, or materially modify its marketing authorization.

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

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our precision medicine platform, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Part II, Item 1. “Legal Proceedings.” Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory authorization is withdrawn, our business could be seriously harmed.

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory authorization of our product candidates. We cannot predict the likelihood, nature, or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing authorization that we may have obtained and we may not achieve or sustain profitability.

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

Entities involved in the preparation of medical devices and/or therapeutic products for clinical studies or commercial sale, including our manufacturers for the therapeutic products that we may develop, are subject to extensive regulation. Components of a finished medical device or therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP and/or QSR requirements. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of an NDA, a BLA, a PMA, a 510(k) application, a request for de novo classification, or a Marketing Authorization Application, or MAA, on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not been subject to the review of the FDA and other regulators. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our drug and biologic product candidates and may be subject to inspection in connection with a MAA for any of our other potential product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee our contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, such contract manufacturing partners for compliance with these regulatory requirements. If these facilities do not pass a pre-approval plant inspection, marketing authorizations for the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

The FDA initiate rulemaking to impose premarket review, clearance, or approval or other requirements on LDTs, and we may become subject to extensive regulatory requirements and may be required to conduct additional clinical trials prior to continuing to sell our existing tests or launching any other tests we may develop, which may increase the cost of conducting, or otherwise harm, our business.

We currently market all of our commercial molecular tests as LDTs and may in the future market other tests as LDTs. The FDA has adopted a policy of enforcement discretion with respect to LDTs whereby the FDA does not actively enforce its regulatory requirements for such tests. However, the FDA may choose to initiate rulemaking to impose premarket review, clearance, or approval or other regulatory requirements on LDTs. If there are changes in FDA regulations, or if the FDA disagrees that our marketed tests are LDTs or determines that we are marketing our tests outside the scope of the FDA’s current policy of enforcement discretion, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from physicians or reimbursement may decline. If required, the regulatory authorization process may involve, among other things, successfully completing additional clinical trials and submitting a 510(k) notice, or filing a de novo classification request or a PMA application with the FDA. If the FDA adopts regulations requiring premarket review, our tests may not be cleared or approved on a timely basis, if at all. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business.

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

On July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidances, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs).” The Framework Guidance stated that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Thus, pursuant to the Framework Guidance, the FDA planned to begin to enforce its medical device requirements, including premarket submission requirements, on LDTs that have historically been marketed without FDA premarket review and oversight. In August 2020, HHS announced that the FDA will not require premarket review for any LDTs without first conducting notice-and-comment rulemaking proceedings. Although, as a result of this decision, the FDA may not rely on guidance documents, policy statements, or other informal decision-making to impose premarket review requirements on LDTs, the FDA could ultimately adopt rules that modify its current approach to LDTs in a way that would subject our products marketed as LDTs to the enforcement of regulatory requirements. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs, we may be required to obtain premarket clearance or approval for our currently marketed tests and other products we plan to commercialize as LDTs. Moreover, legislative measures have recently been proposed in Congress that, if ultimately enacted, could provide the FDA with additional authority to require premarket review of and regulate LDTs. For example, in late 2018, the FDA proposed to Congress significant reforms to the agency’s regulation of LDTs that would bring all in vitro clinical tests, including LDTs, under a unified framework and would dramatically increase FDA oversight of LDTs. The FDA’s proposal included premarket review for certain tests, a precertification program to permit approval or clearance of a group of tests based on the review of a representative test, registration and notification requirements, quality system requirements, adverse event reporting, labeling requirements, and explicit authorities for the FDA to revoke the marketing authorization of tests and to take corrective action against test developers. However, in August 2020, the HHS issued a rescission order stating that the FDA will not require premarket review of LDTs absent changes in policy implemented through formal notice-and-comment rulemaking procedures. The outcome and ultimate impact of such proposals on our business is difficult to predict at this time. Potential future increased regulation of our LDTs could also result in increased costs and administrative and legal actions for noncompliance, including warning letters, fines, penalties, product suspensions, product recalls, injunctions and other civil and criminal sanctions, which could have a material and adverse effect upon our business, operating results, and financial condition.

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

Many of the sequencing instruments, reagents, kits and other consumable products used to perform our testing, as well as the instruments and other capital equipment that enable the testing, are offered for sale as analyte specific reagents, or ASRs, or for research use only, or RUO. ASRs are medical devices and must comply with FDA QSR provisions and other device requirements, but most are exempt from 510(k) and PMA review. Products that are intended for RUO and are labeled as RUO, including our epigenetics platform, are exempt from compliance with FDA requirements, including the approval or clearance and other product quality requirements for medical devices. A product labeled RUO but which is actually intended for clinical diagnostic use may be viewed by the FDA as adulterated and misbranded under the FD&C Act and subject to FDA enforcement action. The FDA has said that when determining the intended use of a product labeled RUO, it will consider the totality of the circumstances surrounding distribution and use of the product, including how the product is marketed and to whom. The FDA could disagree with a supplier’s assessment that the supplier’s products are RUOs, or could conclude that products labeled as RUO are actually intended for clinical diagnostic use, and could take enforcement action against the supplier, including requiring the supplier to cease offering the product while it seeks clearance or approval. Suppliers of RUO products that we employ in our other tests may cease selling their respective products, and we may be unable to obtain an acceptable substitute on commercially reasonable terms or at all, which could significantly and adversely affect our ability to provide timely testing results to our customers or could significantly increase our costs of conducting business.

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

Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities and inspections of foreign products. The FDA recently announced that it was beginning to work toward resuming prioritized domestic inspections, where possible to do so safely, and, on a case-by-case basis, conducting “mission-critical” inspections. Routine foreign facility inspections have not resumed, however the FDA has expanded its use of other tools, when possible, to ensure the quality and safety of products being imported into the United States. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our current molecular testing products and certain of our future products in the molecular testing and precision medicine space. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could prevent us from offering our tests, which would have a material and adverse effect on our business, operating results, and financial condition. See Part II, Item 1. “Legal Proceedings—Natera Lawsuit” for more information regarding a patent infringement suit filed by Natera.

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

Further, preliminary injunctions that bar future infringement by the competitor are not often granted; therefore, remedies for infringement are not often immediately available. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the third parties on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in loss in market share of some of our products, or lead to a delay, reduction, and/or inhibition of our development, manufacture, or sale of some of our products. A product produced and sold by a third- party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits. See Part II, Item 1. “Legal Proceedings—Natera Lawsuit” for more information regarding a patent infringement suit filed by Natera.

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

Risks Related to Ownership of Our Common Stock

The market price of our common stock has fluctuated in the past, and is likely to continue to be volatile, which could subject us to litigation.

The market price of our common stock has fluctuated and is likely to be subject to further wide fluctuations in response to numerous factors, many of which are beyond our control, such as those in this “Risk Factors” section and others including:

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

As of September 30, 2020, our current directors and executive officers, together with their affiliates, beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

We will remain an emerging growth company until the earliest of (a) the end of the fiscal year (i) following the fifth anniversary of the closing of our IPO, (ii) in which the market value of our common stock that is held by non-affiliates exceeds $700 million and (iii) in which we have total annual gross revenues of $1.07 billion or more during such fiscal year, and (b) the date on which we issue more than $1 billion in non-convertible debt in a three-year period.

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

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts provide coverage of us, or if industry analysts cease coverage of us, the trading price and volume for our common stock could be adversely affected. If one or more of the analysts who cover us downgrade our common stock or publish inaccurate or unfavorable research about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our common stock could decrease, which might cause our common stock price and trading volume to decline.

Provisions in our eighth amended and restated certificate of incorporation and amended and restated bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our eighth amended and restated certificate of incorporation and amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

10.1

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

10.2

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

10.3

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

10.4

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

Date:	November 9, 2020	PROGENITY, INC.

		By:	/s/ Harry Stylli, Ph.D.
Harry Stylli, Ph.D.
President and Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d’Esparbes
Eric d’Esparbes
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)