Form 10-Q
period 2021-03-31
PROGENITY, INC.
filed 2021-05-13
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

As of April 30, 2021, the registrant had 60,474,632 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROGENITY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$65,276	$92,076
Accounts receivable, net	13,206	12,682
Inventory	12,377	12,219
Prepaid expenses and other current assets	10,312	9,361
Total current assets	101,171	126,338
Property and equipment, net	17,377	17,842
Other assets	199	198
Goodwill	6,219	6,219
Other intangible assets, net	3,611	3,843
Total assets	$128,577	$154,440
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$15,625	$17,410
Accrued expenses and other current liabilities	53,783	54,677
Warrant liability	10,154	—
Current portion of mortgages payable	275	271
Current portion of capital lease obligations	225	312
Total current liabilities	80,062	72,670
Capital lease obligations, net of current portion	15	46
Mortgages payable, net of current portion	2,726	2,795
Convertible notes, net of unamortized discount of $9,296 and $9,614 as of March 31, 2021 and December 31, 2020, respectively	159,204	158,886
Embedded derivative liability	3,542	18,370
Other long-term liabilities	8,535	8,667
Total liabilities	$254,084	$261,434
Commitments and contingencies
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of March 31, 2021 and December 31, 2020; 63,903,974 and 59,287,331 shares issued as of March 31, 2021 and December 31, 2020, respectively; 60,340,365 and 55,772,303 shares outstanding as of March 31, 2021 and December 31, 2020, respectively	63	59
Additional paid-in capital	466,740	452,992
Accumulated deficit	(573,538)	(541,274)
Treasury stock – at cost; 3,563,609 and 3,515,028 shares of common stock as of March 31, 2021 and December 31, 2020, respectively	(18,772)	(18,771)
Total stockholders' deficit	(125,507)	(106,994)
Total liabilities and stockholders' deficit	$128,577	$154,440

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Revenues	$24,526	$16,828
Cost of sales	22,234	26,570
Gross profit (loss)	2,292	(9,742)
Operating expenses:
Research and development	11,673	11,240
Selling and marketing	14,648	14,436
General and administrative	22,219	17,108
Total operating expenses	48,540	42,784
Loss from operations	(46,248)	(52,526)
Interest expense	(3,520)	(2,302)
Gain on warrant liability	2,650	—
Interest and other income (expense), net	14,854	(20)
Loss before income taxes	(32,264)	(54,848)
Income tax benefit	—	(37,696)
Net loss	$(32,264)	$(17,152)
Net loss per share, basic and diluted	$(0.56)	$(3.43)
Weighted average number of shares outstanding used in calculating net loss per share, basic and diluted	57,493,800	4,993,393

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Series A and A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	59,287,331	$59	—	$—	—	$—	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	4,370,629	4	—	—	—	—	11,258	—	—	—	11,262
Issuance of common stock upon exercise of options	71,284	—	—	—	—	—	88	—	—	—	88
Issuance of common stock upon vesting of restricted stock unit awards	174,730	—	—	—	—	—	(228)	—	(48,581)	(1)	(229)
Stock-based compensation expense	—	—	—	—	—	—	2,630	—	—	—	2,630
Net loss	—	—	—	—	—	—	—	(32,264)	—	—	(32,264)
Balance at March 31, 2021	63,903,974	$63	—	$—	—	$—	$466,740	$(573,538)	(3,563,609)	$(18,772)	$(125,507)

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

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities:
Net loss	$(32,264)	$(17,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash revenue reserve	187	—
Depreciation and amortization	1,249	1,701
Stock-based compensation expense	2,630	2,057
Amortization of debt discount	386	—
Inventory write-down	178	(27)
Loss on disposal of property and equipment	—	18
Change in fair value of derivative liability	(14,828)	—
Change in fair value of warrant liability	(2,650)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(525)	6,550
Inventory	(336)	984
Income tax receivable	—	(37,662)
Prepaid expenses and other current assets	(894)	460
Accounts payables	(2,214)	727
Accrued expenses and other liabilities	579	(25,405)
Other long-term liabilities	(62)	36,863
Net cash used in operating activities	(48,564)	(30,886)
Investing Activities:
Purchases of property and equipment	(463)	(1,094)
Net cash used in investing activities	(463)	(1,094)
Financing Activities:
Proceeds from issuance of common stock, net	11,631	103
Proceeds from issuance of Series B Preferred Stock, net	—	11,374
Proceeds from issuance of common stock warrants	12,804	—
Payment of deferred offering costs	(75)	(616)
Payments for insurance financing	(1,950)	—
Principal payments on mortgages payable	(66)	(62)
Principal payments on capital lease obligations	(117)	(215)
Net cash provided by financing activities	22,227	10,584
Net decrease in cash and cash equivalents	(26,800)	(21,396)
Cash and cash equivalents at beginning of period	92,076	33,042
Cash and cash equivalents at end of period	$65,276	$11,646

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$(41)	$(51)
Cash paid for income taxes	(7)	(5)

Supplemental schedule of non-cash investing and financing activities:
Issuance of preferred stock in settlement of interest payable	—	1,801
Issuance of preferred stock for settlement of deferred issuance costs	—	897
Equity offering costs incurred but not paid	281	682
Issuance of stock options in settlement of accrued bonuses	—	754
Purchases of property and equipment in accounts payable	89	278
Warrant issuance costs incurred but not paid	148	—

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

Liquidity

As of March 31, 2021, the Company had cash and cash equivalents of $65.3 million and an accumulated deficit of $573.5 million. For the three months ended March 31, 2021, the Company reported a net loss of $32.3 million and cash used in operating activities of $48.6 million. The Company’s primary sources of capital have historically been the sale of common stock, private placements of preferred stock and incurrence of debt. As of March 31, 2021, the Company had $159.2 million of Convertible Notes outstanding (see Note 7), and mortgages outstanding of $3.0 million (see Note 9). Management does not believe that the current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date without raising additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2021.

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

Uncertainties Related to the COVID-19 Pandemic

The ongoing COVID ‑19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The Company has been materially and negatively affected by the COVID-19 pandemic; however, the extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and spread of the pandemic and related restrictions on travel and transports, all of which are uncertain and cannot be predicted. The Company could be further negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. An extended period of global supply chain and economic disruption could materially affect the Company’s business, results of operations, access to sources of liquidity and financial condition.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, (“SEC”), from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2020. The condensed consolidated financial statements include the accounts of Progenity, Inc., its wholly owned subsidiaries, and an affiliated professional partnership with Avero with respect to which the Company currently has a specific management arrangement. The Company has determined that Avero is a variable interest entity and that the Company is the primary beneficiary resulting in the consolidation of Avero as required by the accounting guidance for consolidation (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of March 31, 2021, the statements of operations and the statements of stockholders’ deficit for the three months ended March 31, 2021 and 2020 and the statements of cash flows for the three months ended March 31, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary for the fair statement of the Company’s financial position as of March 31, 2021, and the results of its operations and its cash flows for the three months ended March 31, 2021 and 2020. The financial data and other information disclosed in these notes related to the three months ended March 31, 2021 and 2020 are also unaudited. The results for the three months ended March 31, 2021 are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the estimate of variable consideration in connection with the recognition of revenue, the valuation of stock options, the valuation of goodwill and intangible assets, the valuation of derivative liability associated with the Convertible Notes, accrual for reimbursement claims and settlements, the valuation of the warrant liability, assessing future tax exposure and the realization of deferred tax assets, the useful lives and the recoverability of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Payor Concentration

The Company relies upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances and revenues are as follows:

	Percentage of Accounts Receivable
	March 31, 2021	December 31, 2020
Blue Shield of Texas	19.5%	17.8%
Government Health Benefits Programs	23.9%	26.2%
Aetna	5.2%	4.0%
United Healthcare	5.8%	6.6%

	Percentage of Revenue
	Three Months Ended
	March 31,
	2021	2020
Blue Shield of Texas	22.7%	16.6%
Government Health Benefits Programs	23.4%	18.2%
Aetna	7.7%	7.6%
United Healthcare	6.8%	20.7%

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

Recent Accounting Pronouncements Adopted

In December 2019, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which simplified income tax accounting in various areas. The Company has evaluated and adopted ASU 2019-12 on January 1, 2021, which did not have a material impact on our consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after

December 15, 2022. If Company maintains EGC status, it will adopt the new standard in the fourth quarter of 2022 using the modified retrospective method, under which the Company will apply the new lease standard to existing and new leases as of January 1, 2022, but prior periods will not be restated and will continue to be reported under Topic 840 guidance in effect during those periods. The Company plans to adopt the new lease standard effective January 1, 2022, using the effective date method with the cumulative effect of the change, if any, reflected in retained earnings as of January 1, 2022. The Company plans to elect the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

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

In December 2018, Avero entered into a settlement agreement with Cigna (the “Cigna settlement obligation”) whereby Avero agreed to pay an aggregate amount of $12.0 million with an upfront payment of $6.0 million and the remaining $6.0 million was paid over 24 months. The Company provided financial support to Avero in the amount of $0.8 million during the three months ended March 31, 2020, related to the Cigna settlement obligation, which was fully settled as of December 31, 2020. The Company did not provide any additional financial support to Avero during the three months ended March 31, 2021 and 2020, other than the Cigna settlement obligation and agreed upon management services.

The following table presents the assets and liabilities of Avero that are included in the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in thousands). The creditors of Avero have no recourse to the general credit of the Company, with the exception of $1.7 million and $1.7 million in mortgage payable guaranteed by the Company as of March 31, 2021 and December 31, 2020, respectively (see Note 9). The assets and liabilities exclude intercompany balances that eliminate in consolidation:

	March 31, 2021	December 31, 2020
Assets of Avero that can only be used to settle obligations of Avero
Cash and cash equivalents	$1,162	$556
Accounts receivable, net	6,333	6,047
Inventory	3,310	3,382
Prepaid expenses and other current assets	127	1,254
Property and equipment, net	5,258	5,436
Other assets	30	30
Goodwill	6,219	6,219
Other intangible assets, net	3,611	3,843
Total assets of Avero that can only be used to settle obligations of Avero	$26,050	$26,767
Liabilities of Avero
Accounts payable	$4,516	$4,722
Accrued expenses and other accrued liabilities	3,300	3,472
Current portion of capital lease obligations	39	46
Current portion of mortgage payable	200	199
Capital lease obligations, net of current portion	—	4
Mortgage payable, net of current portion	1,469	1,520
Other long-term liabilities	367	428
Total liabilities of Avero	$9,891	$10,391

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

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $2.4 million of revenue reported for the three months ended March 31, 2021, and a reduction of $12.8 million of revenue reported for the three months ended March 31, 2020. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 10.

Disaggregation of Revenues

The following table shows a further disaggregation of revenues by payor type (in thousands):

	Three Months Ended March 31,
	2021	2020
Commercial third-party payors	$16,453	$21,562
Government health benefit programs(1)	5,726	(6,143)
Patient/laboratory distribution partners	2,347	1,409
Total revenues	$24,526	$16,828
____________

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three months ended March 31, 2021 and 2020. Revenue recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$9,629	$9,116
Other current assets	683	245
Total	$10,312	$9,361

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Computers and software	$14,738	$14,591
Building and leasehold improvements	9,462	9,458
Laboratory equipment	7,791	7,678
Furniture, fixtures, and office equipment	1,686	1,686
Construction in progress	3,021	2,784
Land	1,091	1,091
Total property and equipment	37,789	37,288
Less accumulated depreciation and amortization	(20,412)	(19,446)
Property and equipment, net	$17,377	$17,842

Capital leases included in property and equipment, net consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Capital leases	$2,467	$2,467
Less accumulated depreciation and amortization	(2,055)	(1,954)
Capital leases included in property and equipment, net	$412	$513

Depreciation expense was $1.1 million and $1.0 million for the three months ended March 31, 2021 and 2020, respectively.

Intangible Assets, Net

Intangible assets, net consisted of the following (in thousands):

March 31, 2021	Cost	Accumulated amortization	Net
Payor relationships	$7,230	$(4,218)	$3,012
Trade names	1,410	(822)	588
Noncompete agreements	384	(373)	11
Intangible assets, net	$9,024	$(5,413)	$3,611

December 31, 2020	Cost	Accumulated amortization	Net
Payor relationships	$7,230	$(4,037)	$3,193
Trade names	1,410	(787)	623
Noncompete agreements	384	(357)	27
Intangible assets, net	$9,024	$(5,181)	$3,843

Amortization expense of intangible assets was $0.2 million and $0.2 million for the three months ended March 31, 2021 and 2020, respectively.

The future amortization of intangible assets at March 31, 2021 was (in thousands):

Year ending December 31,
Remainder of 2021	$659
2022	864
2023	864
2024	864
2025	360
Thereafter	—
Total future amortization of intangible assets	$3,611

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, current	$28,047	$30,487
Commission and bonus	3,823	4,619
Vacation and payroll benefits	11,408	8,896
Accrued professional services	2,263	3,385
Accrued interest	3,947	855
Contract liabilities	211	378
Other	4,084	6,057
Total	$53,783	$54,677

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, net of current portion	$7,053	$7,053
Other	1,482	1,614
Total	$8,535	$8,667

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

	Quoted Prices for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Money market funds(1)	$60,575	$—	$—
Embedded derivative liability	—	—	3,542
Warrant liability	—	—	10,154

December 31, 2020
Money market funds(1)	$90,254	$—	$—
Embedded derivative liability	—	—	18,370
____________
(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The Company’s policy is to recognize transfers between levels at the end of the reporting period. There were no significant transfers between Level 1, Level 2, and Level 3 during the three months ended March 31, 2021 and 2020.

Fair Value of Financial Instruments

The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses and other current liabilities are considered to be representative of their respective fair values because of their short-term nature.

The carrying value of the Company’s mortgages payable approximates their estimated fair value because the instruments bear interest at rates and have terms that are comparable to those available to the Company for similar loan instruments at March 31, 2021 and December 31, 2020.

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s convertible senior notes (the “Convertible Notes”) and the warrant liability resulting from the February 2021 issuance of warrants, as described in Note 11. For the warrant liability, the Company uses the Black-Scholes Model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, as well as volatility.  The significant unobservable input for the Level 3 warrant liability includes volatility.  Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At March 31, 2021, the fair value of warrant liability was estimated using the Black-Scholes Model with the following assumptions: expected term of 4.91 years, stock price of $4.76, risk free rate of 0.92%, and volatility of 69.7%.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of conversion feature assessed at inception. The carrying value and the fair value of the Company’s Convertible Notes, net of discount, was $159.2 million at March 31, 2021. The Company periodically assesses the fair value of the conversion feature related to the Convertible Note. The conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $250.2 million and $194.6 million as of December 31, 2020 and March 31, 2021, respectively.

7. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of its Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three months ended March 31, 2021, the Company recognized interest expense on the Convertible Notes of $3.1 million.

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

The Convertible Notes have customary provision relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7,500,000; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7,500,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of March 31, 2021 and December 31, 2020, the Company was in compliance with all such covenants.

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

As of March 31, 2021 and December 31, 2020, the fair value of the derivative liability was $3.5 million and $18.4 million, respectively. The change in the fair value of the derivative liability of $14.9 million is included in interest and other income (expense), net in the accompanying condensed consolidated statement of operations for the three months ended March 31, 2021. As of March 31, 2021 and December 31, 2020, the unamortized debt discount was $9.3 million and $9.6 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, at a resulting effective interest rate of approximately 8.7%. For the three months ended March 31, 2021, the amortization of the Convertible Notes debt discount was $0.4 million, and was included in interest expense in the condensed consolidated statements of operations.

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

The 2017 Term Loan contained customary covenants, including a requirement to maintain a minimum unrestricted cash balance at all times of at least $5.0 million, and was secured by all tangible and intangible property and assets of the Company, with the exception of its intellectual property.

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

The Term Loan was discharged in December 2020 in connection with the offering of Convertible Notes. During the year ended December 31, 2020, the Company recognized interest expense on the 2017 Term Loan of $7.5 million, inclusive of $2.1 million of discount amortization for the years ended December 31, 2020.

In connection with the Company’s initial public offering (“IPO”), on June 18, 2020, the Series B Preferred Stock Purchase Warrant became exercisable for 400,160 shares of common stock.

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

In December 2020, the private equity firm discharged any and all amounts owed and any obligations outstanding under the 2017 Term Loan in exchange for $78.5 million principal amount of Convertible Notes issued by the Company’s as described in Note 7. The exchange was accounted as extinguishment of the 2017 Term Loan and resulted in $7.6 million of loss on extinguishment, which was included in the interest and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2020. This private equity firm also acquired additional $25.0 million principal amount of the Company’s Convertible Notes for cash in this private offering, which resulted in $103.5 million aggregate principal amount of the Convertible Notes described in Note 7 acquired by this private equity firm. For the three months ended March 31, 2021, the accrued interest expense related to the

Convertible Notes held by this private equity firm was $1.9 million. For the year ended December 31, 2020, the accrued interest expense related to the Convertible Notes held by this private equity firm was $0.5 million. Also in December 2020, the same private equity firm participated in the underwritten public offering and acquired 4,128,440 shares as a price of $3.27 per share resulting in the proceeds to the Company of $13.2 million before expenses.

9. Mortgages Payable

In January 2014, the Company executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring property located in Ann Arbor, Michigan, which is used for laboratory testing and research purposes. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. As of March 31, 2021 and December 31, 2020, the outstanding balance of this mortgage was $1.3 million and $1.3 million, respectively. The Company also has a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero’s property located in Lubbock, Texas, which is used primarily for laboratory testing. The mortgage matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%. As of March 31, 2021 and December 31, 2020, the outstanding balance of this mortgage was $1.7 million and $1.7 million, respectively.

As of March 31, 2021, the minimum principal payments under the mortgages payable were as follows (in thousands):

Year ending December 31,	Minimum Mortgages Payable Payments Obligations
Remainder of 2021	$204
2022	281
2023	292
2024	1,338
2025	226
Thereafter	660
Total future minimum payments	3,001
Less current portion of mortgages payable	(275)
Mortgages payable, net of current portion	$2,726

10. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and vehicles, which expire over the next two to four years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense for operating leases was $1.9 million and $2.1 million, for the three months ended March 31, 2021 and 2020, respectively.

As of March 31, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2021	$4,610
2022	2,855
2023	1,000
2024	38
2025 and thereafter	—
Total future minimum lease payments	$8,503

Capital Leases

The Company has entered into various capital lease agreements, primarily for equipment. The outstanding leases have a weighted average imputed interest rate of 5.98% per annum. As of March 31, 2021, the future minimum payments under the capital leases were as follows (in thousands):

Year ending December 31,	Minimum Capital Lease Payments
Remainder of 2021	$201
2022	47
2023 and thereafter	—
Total future minimum lease payments	248
Less amounts representing interest	(8)
Present value of minimum capital lease payments	240
Less current portion of capital lease obligations	(225)
Capital lease obligations, net of current portion	$15

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

Federal Investigations

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

SDNY Civil Settlement Agreement

Pursuant to the SDNY Civil Settlement Agreement, the Company is required to pay a settlement amount of approximately $19.4 million, which includes approximately $9.7 million designated as restitution to the U.S. federal government. During the three months ended March 31, 2021, the Company did not make any settlement payments. During the year ended December 31, 2020, the Company paid approximately $14.7 million.   The outstanding settlement amount is payable in two remaining annual installments as follows:

•	approximately $2.0 million on or before December 31, 2021; and
•	approximately $2.8 million on or before December 31, 2022.

             The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier the option of the Company.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. During the year ended December 31, 2020, the Company received a tax refund of approximately $37.7 million related to the NOL carryback provisions available under the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and made accelerated payments of approximately $4.1 million under the SDNY Civil Settlement Agreement. The Company did not receive any tax refunds during the three months ended March 31, 2021.

Additionally, under the SDNY Civil Settlement Agreement, the U.S. federal government and the relator agreed to dismiss all civil claims asserted by the relator under the qui tam provisions of the federal False Claims Act.

SDCA Civil Settlement Agreement

The SDCA Civil Settlement Agreement requires the Company to pay a settlement amount of approximately $16.4 million, which includes approximately $10.0 million designated as restitution to the U.S. federal government. During the three months ended March 31, 2021, the Company did not make any settlement payments. During the year ended December 31, 2020, the Company paid approximately $12.5 million. The outstanding settlement amount is payable in two remaining annual installments as follows:

•	approximately $1.7 million on or before December 31, 2021; and
•	approximately $2.2 million on or before December 31, 2022.

  The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. On July 21, 2020, the Company issued a promissory note to the U.S. federal government for the full settlement amount in connection with the SDCA Civil Settlement Agreement (the “Promissory Note”). The Promissory Note contains customary events of default and related acceleration of payment provisions. In addition, the Promissory Note provides, among other terms, that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, the Company will pay 22% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of approximately $3.4 million. During the year ended December 31, 2020, the Company received a tax refund of $37.7 million and made accelerated payments of $3.4 million under the SDCA Civil Settlement Agreement. The Company did not receive any tax refunds during the three months ended March 31, 2021.

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

State Settlement Agreements

Effective October 1, 2020, the Company entered into agreements with the State AGs with respect to the investigated matters. The State Settlement Agreements require the Company to pay a settlement amount of approximately $13.2 million to the participating states. The State Settlement Agreements include acceleration provisions similar to the SDNY Civil Settlement Agreement and the SDCA Civil Settlement Agreements described above upon the Company’s receipt of civil settlements, damages awards, and tax refunds, with the amount to be accelerated and the timing of accelerated payment subject to such receipts. Because the Company received the June 2020 and September 2020 tax benefits totaling approximately $37.7 million, the initial payment to the participating states included added payments reflecting 17% of that amount, for a total initial payment on October 2, 2020 of approximately $8.7 million. During the year ended December 31, 2020, paid approximately $9.7 million. The Company did not receive any tax refunds during the three months ended March 31, 2021.The outstanding settlement amount is payable in three remaining installments as follows:

•	approximately $1.4 million on or before December 31, 2021;
•	approximately $1.9 million on or before December 31, 2022; and
•	approximately $0.2 million on or before December 31, 2023.

Settlement Accruals

As of December 31, 2020, the Company had accrued an aggregate of $12.1 million associated with a potential settlement with the DOJ and the participating State AGs within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheet of the Company as of December 31, 2020 and consolidated statement of operations for the year ended December 31, 2020. In the quarter ended March 31, 2020, the Company had accrued $13.2 million with respect to the total amount to be paid under the agreement in principle to the DOJ and the participating State AGs, and additional amounts for related costs as of and for the quarterly period ended March 31, 2020.  As of March 31, 2021, the Company’s accrual consists of $5.0 million in accrued expenses and other current liabilities and $7.1 million in other long-term liabilities.

Payor Settlement Agreements

On June 25, 2018, the Company received a letter from Aetna’s external legal counsel that included various allegations relating to the Company’s past practices. In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million, to be paid in installment payments through December 2020. As of December 31, 2020, the Company’s accrual consisted of 2.5 million and was included in accrued expenses and other current liabilities. As of March 31, 2021 the Aetna settlement obligation was fully settled.

On October 18, 2018, the Company received a letter from UnitedHealth Group that included various allegations relating to the Company’s past practices. On September 30, 2019, the Company entered into a settlement agreement with United HealthCare Services, Inc. and UnitedHealthcare Insurance Company (“United”) in which the Company agreed to pay an aggregate amount of $30.0 million. The settlement is to be paid with an upfront payment of $2.0 million, and the remaining balance to be paid every six months starting December 31, 2019, with the first two installment payments of $5.0 million each, and $6.0 million each thereafter. As of March 31, 2021, and December 31, 2020, the remaining settlement accrual related to United is $12.0 million for both periods and is included in accrued expenses and other current liabilities.

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

Payor Dispute

On November 16, 2020, the Company received a letter from Anthem, Inc. (“Anthem”) informing the Company that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for the Company’s NIPT and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for the Company’s Preparent expanded carrier screening tests.

As noted above, the Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in a similar settlement amount in any ongoing or future dispute. In management’s experience with negotiations with similarly situated commercial payors, a settlement may take six to twelve months to negotiate, and the time period over which a negotiated settlement payment may be paid could extend from one to two years, or longer. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management intends to negotiate and/or dispute this claim of recoupment with Anthem and seek to offset any amounts owed by Anthem to the Company. Anthem has indicated a willingness to engage in contract negotiations for in-network status separately and in parallel to discussions regarding its recoupment claim. The resolution of this dispute may or may not include the Company moving in network with Anthem. As a potential means of making recoupment payments, if any, the Company may negotiate to apply temporarily lowered contracted rates for a specific period. Such provider-payor disputes are not uncommon and the Company expects to approach this dispute with an aim to resolve in a mutually satisfactory manner. The Company has recorded an accrual for the estimated probable loss for this matter as of December 31, 2020 and March 31, 2021.

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

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. (“Ravgen”) filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents. The Company responded to the complaint on March 23, 2021.

Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them.

IPO Litigation

On June 23, 2020, the Company closed its initial public offering of common stock (the “IPO”). Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel.  Lead Plaintiffs filed their amended complaint on February 4, 2021.  It alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that the Company (i) had overbilled government payors by $10.3 million and thus overstated its revenues for the full fiscal year 2019 and first quarter of 2020, and (ii) was allegedly suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief.  Together with the underwriters of the IPO, the Company moved to dismiss the amended complaint on April 5, 2021. Lead Plaintiffs’ opposition to the motion is due by June 4, 2021.  The Company intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

Given the uncertainty of litigation, the preliminary stages of the Natera, Ravgen, and IPO litigations, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

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

In February 2021, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (the “Purchasers”). Pursuant to the Securities Purchase Agreement, the Purchasers purchased an aggregate of 4,370,629 units (the “Units”), representing (i) 4,370,629 shares of the Company’s common stock and (ii) warrants to purchase up to 4,370,629 shares of common stock. The purchase price for each Unit was $5.72, for an aggregate purchase price of approximately $25.0 million. The warrants are exercisable for cash at an exercise price of $6.86 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable at any time for cash and expire on the fifth anniversary of the date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to the Company of approximately $30.0 million.

Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity, the Company deemed the warrants to be liability classified and allocated the proceeds from issuance between the warrants and common stock using the with-and-without method. $12.8 million of the proceeds equal to the fair value of the warrants determine using the Black-Scholes Model was allocated to the warrant liability, and the remaining proceeds of $12.2 million was allocated to the common stock. The Company incurred a total of $1.4 million issuance cost which was allocated between the warrants and common stock on a relative fair value basis, with $0.5 million and $0.9 million, respectively. The warrant liability was remeasured at $10.2 million as of March 31, 2021. The Company recognized a gain on warrant liability in the amount of $2.6 million associated with this transaction during the quarter ended March 31, 2021. On April 1, 2021, the registration statement to register the shares of common stock underlying the warrants was declared effective by the SEC. As a result, the warrants met the conditions to be classified in equity and the related warrant liability was reclassified from liability to equity on April 1, 2021.

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

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	March 31, 2021	December 31, 2020
Outstanding options to purchase common stock	5,572,641	4,268,945
Restricted stock units outstanding	1,374,479	1,468,765
Available for future issuance under equity incentive plan	5,970,439	2,938,616
Common stock issuable upon conversion of Convertible Notes	51,529,036	51,529,036
Common stock warrant	4,770,789	400,160
Total	69,217,384	60,605,522

12. Stock-Based Compensation

In February 2018, the Company adopted the 2018 Equity Incentive Plan (the “2018 Plan”). The 2018 Plan is the successor to and continuation of the Second Amended and Restated 2012 Stock Plan (the “2012 Plan”) and the 2015 Consultant Stock Plan (the “2015 Plan”) and is administered with either stock options or restricted stock units. The Board of Directors administers the plans. Upon adoption of the 2018 Plan, no new stock options or awards are issuable under the 2012 Plan, as amended, or the 2015 Plan. The 2018 Plan also provides for other types of equity to issue awards, which at this time the Company does not plan to utilize. The 2018 Plan was amended in March 2019 with 1.1 million shares available for future grant.

In December 2019, the Company adopted the Second Amended and Restated 2018 Equity Incentive Plan, which increased the number of shares available for future grant to 2.7 million shares. On March 4, 2020, the Board of Directors adopted the Third Amended and Restated 2018 Equity Incentive Plan (the “2018 Third Amended Plan”), which increased the number of shares available for future grant to a total of 7,615,733 shares and was approved by stockholders on March 5, 2020. As of March 31, 2021, the number of shares available for grant under the 2018 Third Amended Plan was 5,970,439. The 2018 Third Amended Plan provides for automatic annual increase in the number of shares of common stock reserved for issuance, which resulted in an additional 4,537,676 shares reserved for future issuance effective January 1, 2021.

Stock Options

The following table summarizes stock option activity under the 2012 Plan, the 2015 Plan, and the 2018 Third Amended Plan during the three months ended March 31, 2021(in thousands, except share and per share data):

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	4,268,945	$8.14
Options granted	1,563,980	4.75
Options exercised	(71,284)	1.23
Options forfeited/cancelled	(30,434)	8.10
Options expired	(158,566)	10.64
Balance at March 31, 2021	5,572,641	$7.21	8.38	$1,641,876
Vested and expected to vest at March 31, 2021	5,572,641	$7.21	8.38	$1,641,876
Vested and exercisable at March 31, 2021	1,745,153	$8.42	6.22	$1,218,907

As of March 31, 2021, the number of shares available for grant under the 2018 Third Amended Plan was 5,970,439.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2021:

Three Months Ended March 31, 2021
Risk-free interest rate	0.6% - 1.1%
Expected volatility	67.8% - 69.9%
Expected dividend yield	—
Expected life (years)	3.0 - 6.3 years

Restricted Stock Units

The following table summarizes restricted stock unit activity for the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2020	1,468,765	$8.73
Granted	97,219	4.93
Vested	(174,730)	10.70
Forfeited/cancelled	(16,775)	8.24
Balance at March 31, 2021	1,374,479	$8.22

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP. At December 31, 2020, 510,000 shares of common stock were reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance, which resulted in an additional 557,723 shares reserved for future issuance effective January 1, 2021 and 1,067,723 total shares of common stock reserved for future issuance at March 31, 2021. The Company commenced a series of offerings under the ESPP on December 1, 2020. The initial offering began December 1, 2020, ends on November 30, 2022 (unless terminated earlier, as described below) and consists of four purchase periods. The purchase periods end on the last trading day of May and November of each year. Eligible employees who enroll in the initial offering or any subsequent offering will be able to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to certain limitations. The purchase price of the shares of common stock will be the lesser of (i) 85% of the fair market value of such shares on the offering date and (ii) 85% of the fair market value of such shares on the purchase date. Following the commencement of the initial offering, a new 24-month offering with four six-month purchase periods will automatically begin approximately every six months thereafter over the term of the ESPP. Offerings will be concurrent, but in the event the fair market value of a share of common stock on the first day of any purchase period during an offering (the “New Offering”) is less than or equal to the fair market value of a share of common stock on the offering date for an ongoing offering (the “Ongoing Offering”), then the Ongoing Offering terminates immediately following the purchase of shares on the purchase date immediately preceding the New Offering and the participants in the terminated Ongoing Offering are automatically enrolled in the New Offering. Notwithstanding the above, the Company’s board of directors (or an authorized committee thereof) may modify the terms of or suspend any future offerings prior to their commencement. The Company issues new shares for purchases of stock made pursuant to the ESPP.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of sales	$142	$228
Research and development	624	662
Selling and marketing	390	373
General and administrative	1,474	794
Total stock-based compensation expense	$2,630	$2,057

The weighted-average grant date fair value of options granted during the three months ended March 31, 2021 and 2020 was $2.95 per option and $6.29 per option, respectively. At March 31, 2021 and December 31, 2020, there was $15.6 million and $12.8 million, respectively, of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.17 and 2.93 years, respectively.

13. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to maintenance of a full valuation allowance, the Company had a zero effective tax rate for the three months ended March 31, 2021. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating loss (“NOL”) carryforwards, interest deductions and payroll tax benefits. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. During the first quarter of 2020, the Company recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation corresponding to anticipated tax refunds applicable to taxable years 2013, 2014, 2015, and 2017. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, the Company has agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with the government settlement (see Note 9). The Company received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act during 2020. There is no additional carryback for the three months ended March 31, 2021.

The Company’s NOL carryforwards and research and expenditure credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if the Company experiences an ownership change within the meaning of such Code sections. In general, an ownership change, as defined by Sections 382 and 383 of the Code, occurs when there is a 50 percentage points or more shift in ownership, consisting of shareholders owning more than 5% in the Company, occurring within a three-year testing period. During the year ended December 31, 2020, the Company completed a formal Section 382 study and concluded that an ownership change, within the meaning of Sections 382 and 383, limiting future utilization of existing tax attribute carry-forwards, had not occurred. Any future ownership changes under Section 382 and 383 could have an impact to the utilization of the net operating losses and general business credits.

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

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	March 31, 2021	March 31, 2020
Options to purchase common stock	5,572,641	3,678,520
Restricted stock units	1,374,479	990,463
Common stock warrant	4,770,789	—
Common stock issuable upon conversion of Convertible Notes	51,529,036	—
Series A Preferred Stock	—	13,213,254
Series B Preferred Stock	—	17,465,388
Series B Preferred Stock Purchase Warrant	—	359,699
Total	63,246,945	35,707,324

15. Subsequent Events

On March 3, 2021, the Compensation Committee of the Board of Directors approved grants to eligible employees and consultants of a total of 2,939,931 RSUs and stock options to purchase up to a total of 5,986,004 shares of common stock, subject to the terms of the Company’s 2018 Equity Incentive Plan and related agreements.  The RSUs and options were granted under the Company’s 2018 Equity Incentive Plan, but were subject to stockholder approval of an increase in the total shares authorized under the plan.

On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving an increase of 7,700,000 shares authorized for issuance under the 2018 Equity Incentive Plan, resulting in a total of 19,853,409 shares authorized for issuance under the 2018 Equity Incentive Plan. The consent will be effective 20 days after the Company provides stockholders with an Information Statement on Schedule 14C providing required disclosures regarding this stockholder action.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included in this Quarterly Report on Form 10-Q, or this Quarterly Report, and the audited consolidated financial statements and notes thereto as of and for the years ended December 31, 2019 and 2020 and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2020. Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Progenity, Inc.

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

We generate revenue by providing tests. Our molecular tests are provided through our certified Clinical Laboratory Improvement Amendments, or CLIA, and College of American Pathologists, or CAP, accredited laboratory located in Ann Arbor, Michigan. We also provide anatomic and molecular pathology tests through our affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics, located in Lubbock and Irving, Texas. The focus of our commercial operations is to distribute our molecular tests and our anatomic and molecular pathology tests through our dedicated direct sales force. Distribution of our tests is supported by a field operations team who provide all logistical functions in receiving clinical samples at the laboratory for analysis. In the second quarter of 2020, we added COVID-19 testing to our offering and began offering COVID-19 testing nationally in mid-November 2020. Future demand for COVID-19 testing is becoming increasing difficult to predict due to various factors, including but not limited to, the availability of vaccinations, the number of individuals who choose to be vaccinated, the effectiveness of the various vaccinations against variants, the rate of new cases, and evolving government directives, laws, regulations and rules related to COVID-19 testing. In the long term, we expect that the COVID-19 pandemic will eventually dissipate and, as a result, the significance of COVID-19 testing to our business and financial results will decrease. During the three months ended March 31, 2021, we accessioned approximately 78,915 tests.

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

Beginning in March 2020, we began to observe declines in the volumes of both our molecular tests and the pathology tests conducted by Avero Diagnostics due to the impact of the COVID-19 pandemic and resulting work-from-home policies and other operational limitations mandated by federal, state and local governments. However, we believe our business is resilient and we observed positive signs of recovery in the second half of 2020 and in the first quarter of 2021. While we have implemented and continue to monitor our mitigation strategies to address these limitations, such as supporting patients and physicians virtually and offering COVID-19 PCR testing, there can be no assurance that the rate of decline in our testing volumes will not continue or accelerate in future periods. Our current assessment of the impact of the COVID-19 pandemic is that our NIPT test volumes have proved more resilient than our carrier screening test volumes; however, the comparative impact may continue to change over time.

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

New Product Development

Our business involves significant investment in research and development activities for the development of new products which we believe are strategic complements to our product portfolio and drive long-term revenue growth. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. Due to the impact of the COVID-19 pandemic and resulting work-from-home policies and other operational limitations mandated by federal, state, and local governments, certain of our research and development activities have been delayed and may be further delayed until such operational limitations are lifted. While we are implementing mitigation strategies, where possible, certain preclinical and clinical activities were suspended during the implementation of these policies and will necessarily incur some delay following the resumption of normal operations. While some of our research and development laboratory work was impacted by the stay-at-home shutdown, especially in our Michigan facilities, our preeclampsia test verification work restarted in June 2020 and has now migrated to the operations laboratory, which is part of our essential services, and is, therefore, less exposed to further shutdowns caused by the COVID-19 pandemic. However, the development of our new products could continue to be delayed if any stay-at-home orders in the State of Michigan are reinstated.

The achievement of key development milestones (e.g., clinical verification and validation and CLIA certification for our molecular tests and clinical studies and regulatory approval for our precision medicine product platform) is a key factor in evaluating our performance.

Key Components of Our Results of Operations

Revenue

Substantially all of our revenue is derived from molecular laboratory tests, principally from the sale of Innatal, Preparent, and pathology molecular testing. Historically, the revenue we derive from our Innatal tests and our Preparent tests has been roughly equal, although the ratio fluctuates from time to time. We bill and collect from third-party payors, laboratory distribution partners, and self-

paying individuals. Third-party payors include commercial third-party payors and government payors, such as Medicare and Medicaid in the United States. We bill for these tests rendered upon completion of the testing process and delivery of test results to the customer.

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

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include professional fees of audit, legal, and recruiting services. Following the listing of our common stock on Nasdaq, we expect to continue to incur additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to incur increased expenses in the areas of insurance, investor relations, and professional services. Furthermore, we expect to incur expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the Natera lawsuit, the Ravgen lawsuit and IPO related litigation described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report. As a result, we expect the dollar amount of our general and administrative expenses to increase for the foreseeable future. We expect, however, that our general and administrative expenses will decrease as a percentage of our revenue over time, although the percentage may fluctuate from period to period depending on fluctuations in our revenue and the timing and extent of our general and administrative expenses.

Interest Expense

Interest expense is primarily attributable to borrowings under our Credit Agreement (as defined below). Interest expense is also attributable to our outstanding mortgages and capital lease agreements.

Interest and Other Income (Expense), Net

Interest and other income, net primarily consists of changes in fair value of our embedded derivative liability related to the Convertible Notes and interest income earned from our cash and cash equivalents, and changes in fair value of short-term investments.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. Corporate taxpayers may carryback net operating losses, or NOLs, originating during 2018 through 2020 for up to five years. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation for taxes paid in years 2013, 2014, 2015, and 2017. We agreed to pay 65% of any tax refund received in excess of $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, to accelerate payments to the government in connection with our government settlement. In 2020, we received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act and paid a total of $37.0 million to the government in connection with our government settlements. See Part II, Item 1. “Legal Proceedings—Federal Investigations” in this Quarterly Report.

Results of Operations.

Comparison of Three Months Ended March 31, 2021 and 2020

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$24,526	$16,828
Cost of sales	22,234	26,570
Gross profit (loss)	2,292	(9,742)
Operating expenses:
Research and development	11,673	11,240
Selling and marketing	14,648	14,436
General and administrative	22,219	17,108
Total operating expenses	48,540	42,784
Loss from operations	(46,248)	(52,526)
Interest expense	(3,520)	(2,302)
Gain on warrant liability	2,650	—
Interest and other income (expense), net	14,854	(20)
Loss before income taxes	(32,264)	(54,848)
Income tax benefit	—	(37,696)
Net loss	$(32,264)	$(17,152)

	Three Months Ended March 31,
	2021	2020
Percentage of Revenue Data:	(unaudited)
Revenues	100%	100%
Cost of sales	91	158
Gross profit (loss)	9	(58)
Operating expenses:
Research and development	48	67
Selling and marketing	60	86
General and administrative	90	102
Total operating expenses	198	254
Loss from operations	(189)	(312)
Interest expense	(14)	(14)
Gain on warrant liability	11	—
Interest and other income (expense), net	61	(0)
Net loss	(131)%	(326)%
Income tax provision (benefit)	—	(224)
Net loss	(131)%	(102)%

Revenue

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Revenues	$24,526	$16,828	$7,698	45.7%

Revenue was $24.5 million for the three months ended March 31, 2021, compared to $16.8 million for the three months ended March 31, 2020, an increase of $7.7 million, or 45.7%.

The increase in revenue was primarily attributable to a refund reserve of $13.2 million related to the settlement with the DOJ and the participating State AGs in the first quarter of 2020 partially offset by a $7.3 million decrease in core tests due to several factors including the COVID-19 pandemic, sales representative turnover, and customer attrition. The remainder is due to an increase in revenue from molecular pathology test products resulting from an increase in COVID-19 testing volumes in the first quarter of 2021 as compared to 2020.

Cost of Sales

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Cost of sales	$22,234	$26,570	$(4,336)	(16.3)%

Cost of sales was $22.2 million for the three months ended March 31, 2021, compared to $26.6 million for the three months ended March 31, 2020, a decrease of $4.3 million, or 16.3%.

The decrease in cost of sales was primarily due to a decrease in core test volumes during the three months ended March 31, 2021 compared to the three months ended March 31, 2020 as a result of the COVID-19 pandemic, as well as a reduction in indirect overhead allocations and lower royalty fees, partially offset by an increase in molecular pathology test volumes as a result of the COVID-19 pandemic.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$11,673	$11,240	$433	3.9%

Research and development expenses were $11.7 million for the three months ended March 31, 2021, compared to $11.2 million for the three months ended March 31, 2020, an increase of $0.5 million, or 3.9%.

The increase in research and development expenses was primarily attributable to a $1.0 million increase in salary and benefits, a $0.6 million increase in professional fees related to product design, offset by a $1.0 million decrease in supplies costs and other expenses. The increase in salary and benefits is mainly driven by additional stock-based compensation expense due to the Company’s initial public offering in June of 2020. The increase in professional fees is mainly drive by higher product design fees and engineering work for precision medicine.

The following table summarizes the changes in research and development expenses from the three months ended March 31, 2021, to the three months ended March 31, 2020, with costs broken down by program:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
	(unaudited)
Molecular testing	$6,326	$7,051
Precision medicine	5,347	4,189
Total research and development expenses	$11,673	$11,240

Selling and Marketing Expenses

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$14,648	$14,436	$212	1.5%

Selling and marketing expenses were $14.6 million for the three months ended March 31, 2021, compared to $14.4 million for the three months ended March 31, 2020, an increase of $0.2 million, or 1.5%.

The increase in selling and marketing expenses was primarily attributable to a $0.6 million increase in professional fees and $0.3 million increase in computers and software costs, offset by a $0.6 million decrease in travel and entertainment costs due to a reduction in travel during the three months ended March 31, 2021 as a result of the COVID-19 related restrictions and associated work-from-home policies.

General and Administrative Expenses

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$22,219	$17,108	$5,111	29.9%

General and administrative expenses were $22.2 million for the three months ended March 31, 2021, compared to $17.1 million for the three months ended March 31, 2020, an increase of $5.1 million, or 29.9%.

The increase in general and administrative expenses was primarily attributable to a $2.1 million increase in salaries and personnel-related costs, a $1.5 million increase in our business insurance costs, and a $0.9 million increase in reimbursement and credentialing service costs.

Interest Expense

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$(3,520)	$(2,302)	$(1,218)	52.9%

Interest expense increased by $1.2 million, or 52.9%, from the three months ended March 31, 2020 to the three months ended March 31, 2021 due to the extinguishment of the Term Loan and the issuance of the Convertible Notes and amortization of the debt discount.

Gain on Warrant Liability

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain on warrant liability	$2,650	$—	$2,650	*

* - The change is more than 100%

Gain on warrant liability increased by $2.6 million, or 100%, from the three months ended March 31, 2020 to the three months ended March 31, 2021. The increase was due to the remeasurement of a warrant liability at March 31, 2021 based on warrants issued in February 2021.

Interest and Other Income (Expense), Net

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest and other income (expense), net	$14,854	$(20)	$14,874	*
______________
* - The change is more than 100%

Interest and other income, net, was $14.9 million for the three months ended March 31, 2021, compared to interest and other expense, net of less than $0.1 million for the three months ended March 31, 2020. This change was primarily due to a $14.9 million decrease in fair value of our embedded derivative liability related to the Convertible Notes.

Income Tax Benefit

	Three Months Ended
	March 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax benefit	$—	$(37,696)	$37,696	*
______________
* - The change is more than 100%

Income tax benefit was zero for the three months ended March 31, 2021, while income tax benefit was $37.7 for the three months ended March 31, 2020. The tax benefit during the three months ended March 31, 2020 was recorded due to the net operating loss carryback provisions available under the CARES Act legislation enacted in March 2020, which did not occur again in the first quarter of 2021. The Company established a full valuation allowance on net deferred tax assets due to losses generated in 2018 and projected taxable losses anticipated in the future. Due to the valuation allowance on deferred tax assets, no tax benefit was recorded for our net loss during the three months ended March 31, 2021.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including Convertible Notes.

As of March 31, 2021, we had $65.3 million of cash and cash equivalents, $159.2 million of outstanding Convertible Notes, and mortgages outstanding of $3.0 million. Our accumulated deficit as of March 31, 2021, was $573.5 million. For the three months ended March 31, 2021, we had a net loss of $32.3 million and cash used in operations of $48.6 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development expenses, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2021. We intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Credit and Security Agreements and Series B Preferred Stock,

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

During the three months ended March 31, 2021 and 2020, we recognized interest expense on the Term Loan of $0 and $2.3 million, respectively. The Term Loan was extinguished in December 2020.

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

On March 31, 2020, we entered into the First Amendment to the Credit Agreement, or the Credit Agreement Amendment, with the collateral agent and lender party thereto, providing for the payment of interest due and payable as of March 31, 2020 in shares of our Series B Preferred Stock. Pursuant to the Credit Agreement Amendment, we concurrently entered into a Series B Preferred Stock Subscription Agreement, or the Subscription Agreement, with the lender, which provided for the issuance of 967,130 shares of Series B Preferred Stock at a subscription price of $2.25 per share, as payment for interest due and payable as of March 31, 2020 and all applicable fees as set forth in the Credit Agreement Amendment.

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

Convertible Notes

In December 2020, in connection with a private offering of convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee, or the Indenture. The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three months ended March 31, 2021, we recognized interest expense on the Convertible Notes of $3.5 million.

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

Mortgages

In January 2014, we executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring a facility located in Ann Arbor, Michigan, which was previously leased by us and is used primarily for laboratory testing and research purposes. The outstanding balance was $1.3 million as of each of March 31, 2021 and December 31, 2020. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. We also have a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero Diagnostic’s property located in Lubbock, Texas, which is used primarily for laboratory testing. The outstanding balance was $1.7 million as of each of March 31, 2021 and December 31, 2020. The mortgage matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash used in operating activities	$(48,564)	$(30,886)
Cash used in investing activities	(463)	(1,094)
Cash provided by financing activities	22,227	10,584

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2021 of $48.6 million was primarily attributable to a $32.3 million net loss, adjusted for $12.9 million of non-cash charges, primarily driven by $14.8 million change in fair value related to the Convertible Notes, $2.6 million of change in fair value of warrant liability, $2.6 million of stock-based compensation expense, and $1.2 million of depreciation and amortization expense. The net cash outflow from changes in operating assets and liabilities of $3.7 million was attributable to a $2.2 million decrease in accounts payable, a $0.9 million increase in prepaid expenses and other, offset by an $0.5 million decrease in accrued expenses and other current liabilities.

Net cash used in operating activities in the three months ended March 31, 2020 of $30.9 million was primarily attributable to a $17.2 million net loss. The net cash outflow was also attributable to a $37.7 million increase in income tax receivables due to an NOL carryback recorded under the CARES Act legislation, and a $25.4 million decrease in accrued expenses and other current liabilities related to settlement accruals for payments due to third-party payors. This decrease was partially offset by a $36.9 million increase in other long-term liabilities as a result of the accrual for settlement negotiations with the Assistant U.S. Attorney for the Southern District of New York for $49.0 million. The settlement negotiations during the three months ended March 31, 2020 resulted in an increase of $13.2 million to the total settlement accrual, and the reclassification of $36.9 million from accrued expenses and other current liabilities to other long-term liabilities.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2021 of $0.5 million was attributable to the purchase of property and equipment. Net cash used in investing activities during the three months ended March 31, 2020 of $1.1 million was primarily for the purchase of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2021 of $22.2 million was primarily attributable to $11.6 million in net proceeds from the issuance of common stock, and $12.8 million in net proceeds from the issuance of common stock warrants, partially offset by $1.9 million in payments for insurance financing, and $0.2 million in principal payments on mortgages payable and capital lease obligations. Net cash provided by financing activities during the three months ended March 31, 2020 of $10.6 million was primarily attributable to $11.4 million in proceeds from the issuance of Series B Preferred Stock and $0.1 million in proceeds from the issuance of common stock, partially offset by $0.2 million in principal payments on capital lease obligations, $0.6 million in payments for deferred financing costs and $0.1 million in principal payments on mortgages payable.

Off-Balance Sheet Arrangements.

As of March 31, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

During the three months ended March 31, 2021, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended December 31, 2020.

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

Item 4.  Controls and Procedures.

Our management, with the participation and supervision of our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and our Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

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

SDNY Civil Settlement Agreement

Pursuant to the SDNY Civil Settlement Agreement, we are required to pay a settlement amount of approximately $19.4 million, which includes approximately $9.7 million designated as restitution to the U.S. federal government. During the three months ended March 31, 2021, the Company did not make any settlement payments. During the year ended December 31, 2020, we paid approximately $14.7 million. The outstanding settlement amount is payable in two annual installments as follows:

•	approximately $2.0 million on or before December 31, 2021; and
•	approximately $2.8 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at our option.

Furthermore, we have agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, we receive any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, we will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. During the year ended December 31, 2020, we received tax benefit payments of approximately $37.7 million and made accelerated payments of $4.1 million.  We did not receive any tax benefit payments in the three months ended March 31, 2021.

Additionally, under the SDNY Civil Settlement Agreement, the U.S. federal government and the relator agreed to dismiss all civil claims asserted by the relator under the qui tam provisions of the federal False Claims Act.

SDCA Civil Settlement Agreement

Pursuant to the SDCA Civil Settlement Agreement, we are required to pay a settlement amount of approximately $16.4 million, which includes approximately $10.0 million designated as restitution to the U.S. federal government. During the three months ended March 31, 2021, the Company did not make any settlement payments. During the year ended December 31, 2020, we paid approximately  $12.5 million. The outstanding settlement amount is payable in two annual installments as follows:

•	approximately $1.7 million on or before December 31, 2021; and
•	approximately $2.2 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at our option.

On July 21, 2020, we issued a promissory note to the U.S. federal government for the full settlement amount in connection with the SDCA Civil Settlement Agreement, or the Promissory Note. The Promissory Note contains customary events of default and related acceleration of payment provisions. In addition, the Promissory Note provides, among other terms, that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, we receive any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, we will pay 22% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of approximately $3.4 million. During the year ended December 31, 2020, we received tax benefit payments of approximately $37.7 million and made accelerated payments of $3.4 million. We did not receive any tax refunds in the three months ended March 31, 2021.

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

State Settlement Agreements

Effective October 1, 2020, we entered into agreements with the State AGs with respect to the investigated matters. The State Settlement Agreements require the Company to pay a settlement amount of approximately $13.2 million to the participating states. The State Settlement Agreements include acceleration provisions similar to the SDNY Civil Settlement Agreement and the SDCA Civil Settlement Agreement described above upon our receipt of civil settlements, damages awards, and tax refunds, with the amount to be accelerated and the timing of accelerated payment subject to such receipts. During the year ended December 31, 2020, we received tax benefit payments of approximately $37.7 million and made total payments of approximately $9.7 million. We did not receive any tax benefit payments in the three months ended March 31, 2021. The outstanding settlement amount is payable in three installments as follows:

•	approximately $1.4 million on or before December 31, 2021;
•	approximately $1.9 million on or before December 31, 2022; and
•	approximately $0.2 million on or before December 31, 2023.

Settlement Accruals

As of December 31, 2020, we had accrued an aggregate of $12.1 million associated with a potential settlement with the DOJ and the participating State AGs within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheet of the Company as of December 31, 2020 and consolidated statement of operations for the year ended December 31, 2020. In the quarter ended March 31, 2020, the Company had accrued $13.2 million with respect to the total amount to be paid under the agreement in principle to the DOJ and the participating State AGs, and additional amounts for related costs as of and for the quarterly period ended March 31, 2020.  As of March 31, 2021, the Company’s accrual consists of $5.0 million in accrued expenses and other current liabilities and $7.1 million in other long-term liabilities.

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

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc., or Ravgen, filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting our infringement of two Ravgen patents. We responded to the complaint on March 23, 2021.

We believe the claims in Ravgen’s complaint are without merit, and we are vigorously defending against them.

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock, or the IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel.  Lead Plaintiffs filed their amended complaint on February 4, 2021. It alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that we (i) had overbilled government payors by $10.3 million and thus overstated our revenues for the full fiscal year 2019 and first quarter of 2020, and (ii) were allegedly suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, we moved to dismiss the amended complaint on April 5, 2021. Lead Plaintiffs’ opposition to the motion is due by June 4, 2021. We intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

Given the uncertainty of litigation, the preliminary stages of the Natera, Ravgen, and IPO litigations, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

Item 1A.  Risk Factors.

Our business is subject to various risks, including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020. Other than those set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our Annual Report on Form 10-K.

The ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including but not limited to our laboratory operations, sales and marketing efforts, supply chain operations, research and development activities, and capital raising activities, could be adversely affected by health epidemics in regions where we have business operations, and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the U.S. government imposed restrictions on travel between the United States, Europe, and certain other countries. Beginning in March 2020, numerous state and local jurisdictions, including the jurisdictions where our headquarters and laboratories are located, have periodically imposed quarantines, shelter-in-place orders, executive, and similar government orders for their residents to control the spread of COVID-19. While vaccines have proven effective against SARS CoV-2, virus variants may cause a resurgence of COVID cases and vaccination rates may be insufficient to achieve herd immunity in locations where we conduct business.

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

The spread of COVID-19, which has caused a broad impact globally, has affected and may further materially affect us economically, including a continuing and significant reduction in laboratory testing volumes. In addition, reimbursements for our tests have been delayed and may continue to be delayed if third-party payors’ processing continues to be impacted by the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic. While the potential economic impact brought by COVID-19, and the duration of such impact, may be difficult to assess or predict, the widespread pandemic has resulted in significant disruption of global financial markets, which could reduce our ability to access capital and negatively affect our future liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock. Even after the COVID-19 pandemic has subsided, we may continue to experience an adverse impact to our business as a result of its global economic impact, including any recession that has occurred or may occur in the future.

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

The COVID-19 pandemic continues to evolve rapidly. Although vaccines are now available and are being distributed globally, we cannot predict the full scope, duration and severity of disruptions resulting from the COVID-19 pandemic. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems, or the global economy as a whole.

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

Other than revenues from our laboratory testing business, we do not expect to generate significant revenues from other sources in the immediate future. It is possible that we will not generate sufficient revenue from the sale of our products to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. A significant element of our business strategy is to increase and maintain our in-network coverage with third-party payors; however, the negotiated fees under our contracts with third-party payors are typically lower than the list price of our tests, and in some cases the third-party payors with whom we contract may have negative coverage determinations for some of our offerings. Therefore, being in-network with third-party payors has had, and may continue to have, an adverse impact on our revenues especially if we are unable to increase the adoption of, and obtain favorable coverage determinations and reimbursement for, our products.

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

The COVID-19 pandemic has created an opportunity for our diagnostic tests and the Avero Diagnostics laboratory is providing molecular testing for diagnosing COVID-19. Avero Diagnostics' molecular testing utilizes certain third-party in-vitro diagnostics that have received Emergency Use Authorization, or EUA, from the FDA. The FDA has the authority to issue an EUA during a public health emergency if it determines that based on the totality of the scientific evidence that it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved, and available alternative, and if other regulatory criteria are met. These standards for marketing authorization are lower than if FDA had reviewed these tests under its traditional marketing authorization pathways, and we cannot assure you that these would be cleared or approved under those more onerous clearance and approval standards. Moreover, FDA's policies regarding EUAs can change unexpectedly, and FDA may revoke an EUA where it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long these authorizations will remain in place or what future demand may be for COVID-19 tests. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Changes to FDA regulations or requirements could require changes to authorized tests, necessitate additional measures, or make it impractical or impossible for Avero Diagnostics to continue utilizing these tests. The termination of any of the EUAs for the COVID-19 testing being run by Avero Diagnostics could adversely impact our business, financial condition and results of operations. There is no assurance that our COVID-19 diagnostic testing program will continue to be accepted by the market or that, when compared to our COVID-19 tests, other diagnostic tests will not become more accepted, produce quicker results, or be more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. Future demand for COVID-19 testing is becoming increasing difficult to predict due to various factors including but not limited to the increased availability of vaccinations, the number of individuals who choose to be vaccinated, the effectiveness of the various vaccinations against variants, the rate of new cases, and evolving government directives, laws, regulations and rules related to COVID-19 testing. In the long term, we expect that the COVID-19 pandemic will eventually dissipate and, as a result, the significance of COVID-19 testing to our business and financial results will decrease. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. We expect to need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.

In the future, we expect to incur significant costs in connection with our operations, including but not limited to the development, marketing authorization, and commercialization of new tests, medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our initial public offering, or IPO, in June 2020, concurrent equity and convertible debt offerings in December 2020 and private placement in February 2021 will not be sufficient to fully fund these activities. We expect to need to raise additional funds through public or private equity or debt financings, collaborations or licensing arrangements to continue to fund or expand our operations.

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

To minimize dilution to our equity holders, we are also exploring non-dilutive financing options, which could include licenses or collaborations and/or sales of certain assets or business lines. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us. To the extent that we raise additional funds through strategic transactions, including a sale of one of our lines of business, we may not ultimately realize the value of or synergies from such transactions and our long-term prospects could be diminished as a result of the divestiture of these assets. We may also be required to use some or all of these sale proceeds to pay down indebtedness, which would then not serve to increase our working capital.

If we are not able to obtain adequate funding when needed, we may be required to delay development programs or sales and marketing initiatives. If we are unable to raise additional capital in sufficient amounts or on satisfactory terms, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development, and commercialization efforts and exploiting other corporate opportunities. In addition, it may be necessary to work with a partner on one or more of our tests or products under development, which could lower the economic value of those products to us. If we engage in strategic transactions with respect to revenue-producing assets or business lines, our revenue may be adversely affected and such transactions could negatively affect the viability of our business. Each of the foregoing may harm our business, operating results, and financial condition, and may impact our ability to continue as a going concern.

Our outstanding debt, and any new debt, may impair our financial and operating flexibility.

As March 31, 2021, we had approximately $171.5 million of outstanding indebtedness, respectively, composed of the amount due under our convertible notes payable and mortgages payable. Certain of our debt agreements contain various restrictive covenants and our mortgages are secured by real estate assets.

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

Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business.  We may experience difficulties in managing these changes to our organization and our future revenue and operating results may be adversely affected.

As of March 31, 2021, we had 637 full-time employees worldwide. In November 2020, we approved a reduction in force that resulted in the termination of approximately 9.5% of the Company’s workforce. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by focusing on key milestones and to limit progression of other costs to track our top line performance.

Over the past several years, we significantly expanded the size of our organization, particularly personnel within our sales and marketing and research and development groups.  In addition, in connection with our transition to operating as a public company, we have added additional managerial, operational, sales, marketing, financial, and other personnel.  The addition of employees imposes significant added responsibilities on members of management, including:

•	identifying, recruiting, integrating, maintaining, and motivating additional employees;

•	managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties; and

•	improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance and our ability to successfully develop, market, and sell our products and product candidates will impact our needs in terms of personnel.  Our management may also have to divert a disproportionate amount of attention away from day-to-day activities in order to devote a substantial amount of time to managing the appropriate allocation of our resources or further reductions in force, if necessary.  The impact of decisions regarding personnel and the size of our workforce could have adverse impacts on future revenue and operating results.  Specifically, the ability of our sales force to positively impact our revenue may be delayed as a result of the time needed for onboarding and training of new sales force members.

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

Separately, in response to the COVID-19 pandemic, the FDA temporarily postponed routine surveillance inspections of domestic and foreign manufacturing facilities and inspections of foreign products. Beginning in July 2020, the FDA began conducting only prioritized domestic inspections, where possible to do so safely, and, on a case-by-case basis, “mission-critical” inspections. The FDA also expanded its use of other tools, when possible, to ensure the quality and safety of products being imported into the United States. In May 2021, the FDA announced steps the agency is taking to resume standard operational levels of inspection activities, including how it intends to prioritize domestic and foreign inspections that were not performed during the pandemic. Certain regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic and it is uncertain when those restrictions will be lifted. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

Insiders have substantial control over us and will be able to influence corporate matters.

As of March 31, 2021, our current directors and executive officers, together with their affiliates, beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on February 25, 2021).

10.1

Securities Purchase Agreement, dated February 22, 2021, by and between the Company and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on February 25, 2021).

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

Date:	May 13, 2021	PROGENITY, INC.

		By:	/s/ Harry Stylli, Ph.D.
Harry Stylli, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d’Esparbes
Eric d’Esparbes
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)