Form 10-Q
period 2021-06-30
PROGENITY, INC.
filed 2021-08-12
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

As of August 5, 2021, the registrant had 79,406,317 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

PROGENITY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$65,991	$91,520
Accounts receivable, net	5,047	6,634
Prepaid expenses and other current assets	13,107	8,107
Current assets of disposal group held for sale	30,181	20,077
Total current assets	114,326	126,338
Property and equipment, net	5,474	8,660
Other assets	146	169
Long-term assets of disposal group held for sale	—	19,273
Total assets	$119,946	$154,440
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$14,560	$12,657
Accrued expenses and other current liabilities	58,172	51,206
Current portion of mortgages payable	74	72
Current portion of capital lease obligations	128	266
Current liabilities of disposal group held for sale	12,703	8,469
Total current liabilities	85,637	72,670
Capital lease obligations, net of current portion	—	42
Mortgages payable, net of current portion	1,238	1,275
Convertible notes, net of unamortized discount of $8,767 and $9,614 as of June 30, 2021 and December 31, 2020, respectively	157,533	158,886
Embedded derivative liability	388	18,370
Other long-term liabilities	14,759	8,239
Long-term liabilities of disposal group held for sale	—	1,952
Total liabilities	$259,555	$261,434
Commitments and contingencies
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of June 30, 2021 and December 31, 2020; 81,995,756 and 59,287,331 shares issued as of June 30, 2021 and December 31, 2020, respectively; 78,347,655 and 55,772,303 shares outstanding as of June 30, 2021 and December 31, 2020, respectively	82	59
Additional paid-in capital	531,156	452,992
Accumulated deficit	(652,069)	(541,274)
Treasury stock – at cost; 3,648,101 and 3,515,028 shares of common stock as of June 30, 2021 and December 31, 2020, respectively	(18,778)	(18,771)
Total stockholders' deficit	(139,609)	(106,994)
Total liabilities and stockholders' deficit	$119,946	$154,440

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$463	$—	$630	$—
Cost of sales	—	—	—	—
Gross profit	463	—	630	—
Operating expenses:
Research and development	13,401	12,234	25,074	23,476
Selling and marketing	2,006	1,547	3,864	3,235
General and administrative	20,709	12,702	38,809	24,421
Total operating expenses	36,116	26,483	67,747	51,132
Loss from operations	(35,653)	(26,483)	(67,117)	(51,132)
Interest expense	(3,502)	(2,489)	(7,022)	(4,771)
Loss on warrant liability	(5,146)	—	(2,496)	—
Interest and other income (expense), net	2,901	(3,751)	17,774	(3,771)
Loss before income taxes	(41,400)	(32,723)	(58,861)	(59,674)
Income tax benefit	—	—	—	(37,697)
Loss from continuing operations	(41,400)	(32,723)	(58,861)	(21,977)
Loss from discontinued operations	(37,131)	(20,060)	(51,934)	(47,958)
Net loss	(78,531)	(52,783)	(110,795)	(69,935)
Dividend paid to preferred stockholders	—	(268)	—	(268)
Net loss attributable to common stockholders	$(78,531)	$(53,051)	$(110,795)	$(70,203)

Net loss per share from continuing operations, basic and diluted	$(0.65)	$(3.77)	$(0.97)	$(3.21)
Net loss per share from discontinued operations, basic and diluted	$(0.58)	$(2.31)	$(0.85)	$(7.01)
Net loss per share, basic and diluted	$(1.23)	$(6.08)	$(1.82)	$(10.22)
Net loss per share attributable to common stockholders, basic and diluted	$(1.23)	$(6.11)	$(1.82)	$(10.26)
Weighted average number of shares outstanding used in calculating net loss per share, basic and diluted	63,942,298	8,687,250	60,770,246	6,840,321

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	59,287,331	$59	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	4,370,629	4	11,258	—	—	—	11,262
Issuance of common stock upon exercise of options	71,284	—	88	—	—	—	88
Issuance of common stock upon vesting of restricted stock unit awards	174,730	—	(228)	—	(48,581)	(1)	(229)
Stock-based compensation expense	—	—	2,630	—	—	—	2,630
Net loss	—	—	—	(32,264)	—	—	(32,264)
Balance at March 31, 2021	63,903,974	$63	$466,740	$(573,538)	(3,563,609)	$(18,772)	$(125,507)
Issuance of common stock, net	15,694,332	16	11,991	—	—	—	12,007
Issuance of common stock upon exercise of options	25,498	—	26	—	(5,050)	(6)	20
Issuance of common stock under employee stock purchase plan	254,832	1	560	—	—	—	561
Issuance of common stock upon vesting of restricted stock unit awards	237,388	—	(251)	—	(79,442)	—	(251)
Issuance of stock purchase warrant	—	—	41,926	—	—	—	41,926
Issuance of common stock upon conversion of debt, net	611,616	1	2,068	—	—	—	2,069
Issuance of common stock upon conversion of interest, net	1,268,116	1	3,626	—	—	—	3,627
Stock-based compensation expense	—	—	4,470	—	—	—	4,470
Net loss	—	—	—	(78,531)	—	—	(78,531)
Balance at June 30, 2021	81,995,756	$82	$531,156	$(652,069)	(3,648,101)	$(18,778)	$(139,609)

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

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities:
Net loss	$(110,795)	$(69,935)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	$51,934	$47,958
Non-cash revenue reserve	172	23,729
Depreciation and amortization	965	789
Stock-based compensation expense	5,625	4,285
Loss on extinguishment of convertible note	242	3,401
Amortization of debt discount	4,753	1,330
Loss on disposal of property and equipment	—	18
Change in fair value of derivative liability	(17,977)	126
Change in fair value of warrant liability	2,496	—
Changes in operating assets and liabilities:
Income tax receivable	—	(14,961)
Prepaid expenses and other current assets	(4,888)	762
Other assets	22	—
Accounts payables	1,683	707
Accrued expenses and other liabilities	7,041	(7,519)
Other long-term liabilities	6,591	490
Net cash used in operating activities - continuing operations	(52,136)	(8,820)
Net cash used in operating activities - discontinued operations	(32,114)	(34,382)
Net cash used in operating activities	(84,250)	(43,202)
Investing Activities:
Purchases of property and equipment	(853)	(683)
Net cash used in investing activities - continuing operations	(853)	(683)
Net cash used in investing activities - discontinued operations	(168)	(944)
Net cash used in investing activities	(1,021)	(1,627)
Financing Activities:
Proceeds from issuance of common stock, net	23,377	90,937
Proceeds from issuance of Series B Preferred Stock, net	—	21,307
Proceeds from issuance of convertible note, net	—	14,895
Proceeds from issuance of common stock warrants	39,430	—
Payment of deferred offering costs	(50)	—
Payments for insurance financing	(2,680)	—
Principal payments on mortgages payable	(35)	(34)
Principal payments on capital lease obligations	(179)	(376)
Net cash provided by financing activities - continuing operations	59,863	126,729
Net cash used in financing activities - discontinued operations	(121)	(128)
Net cash provided by financing activities	59,742	126,601
Net (decrease) increase in cash and cash equivalents	(25,529)	81,772
Cash and cash equivalents at beginning of period	91,520	31,204
Cash and cash equivalents at end of period	$65,991	$112,976

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,068	$1,901
Cash paid for income taxes	46	54

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible note	2,069	18,750
Issuance of common stock upon conversion of interest	3,627	—
Equity offering costs incurred but not paid	2,150	2,133
Debt offering costs incurred but not paid	62	—
Issuance of preferred stock in settlement of interest payable	—	2,698
Issuance of stock options in settlement of accrued bonuses	—	754
Purchases of property and equipment in accounts payable	135	262

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Progenity, Inc. (the “Company” or “Progenity”), a Delaware corporation, commenced operations in 2010 with its corporate office located in San Diego, California. Progenity’s historical operations include a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory located in Michigan specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States.

Previously, the Company’s core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning, and routine pregnancy management for genetic disease risk assessment. Through its affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, the Company’s operations also include anatomic and molecular pathology testing products in the United States.

In order to refocus efforts and resources on the Company's research and development pipeline, in June 2021, the Company announced a strategic transformation that included the closure of the Progenity genetics lab in Ann Arbor, Michigan and indicated that the Company is seeking strategic alternatives for Avero, together referred to as Laboratory Operations. The Company will continue testing out of the Avero laboratory while it continues to explore ways of monetizing this asset. The Company has excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations. See Note 4 for additional information on the Laboratory Operations.

Liquidity

As of June 30, 2021, the Company had cash and cash equivalents of $66.0 million and an accumulated deficit of $652.1 million. For the six months ended June 30, 2021, the Company reported a net loss of $110.8 million and cash used in operating activities of $52.1 million. The Company’s primary sources of capital have historically been the sale of common stock, private placements of preferred stock and incurrence of debt. As of June 30, 2021, the Company had $157.5 million of convertible senior notes ("Convertible Notes") outstanding (see Note 8), and mortgages outstanding of $1.3 million (see Note 10). Management does not believe that the current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date without raising additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2021.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position provides sufficient runway to achieve critical research and development pipeline milestones and continue operating into the fourth quarter of 2021. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios or divestitures of the Company's assets. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, as filed with the Securities and Exchange Commission, (“SEC”), from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2020. Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the Company's Laboratory Operations in order to conform to the current period presentation. The condensed consolidated financial statements include the accounts of Progenity, Inc., its wholly owned subsidiaries, and an affiliated professional partnership with Avero with respect to which the Company currently has a specific management arrangement. The Company has determined that Avero is a variable interest entity and that the Company is the primary beneficiary resulting in the consolidation of Avero as required by the accounting guidance for consolidation (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

 As a result of the anticipated divestiture of the Laboratory Operations, the Company has retrospectively revised the consolidated statements of operations for the three and six months ended June 30, 2020, the cash flows for the six months ended June 30, 2020 and the consolidated balance sheet as of December 31, 2020, to reflect the operations and cash flows of the Laboratory Operations as discontinued operations and the related assets and liabilities as held for sale.

Unaudited Interim Financial Information

The accompanying condensed consolidated balance sheet as of June 30, 2021, the statements of operations and the statements of stockholders’ deficit for the three and six months ended June 30, 2021 and 2020 and the statements of cash flows for the six months ended June 30, 2021 and 2020 are unaudited. The unaudited interim financial statements have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results for the interim periods presented. Results are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the estimate of variable consideration in connection with the recognition of revenue, the valuation of stock options, the valuation of goodwill and intangible assets, the valuation of the derivative liability associated with the Convertible Notes, accrual for reimbursement claims and settlements, the valuation of the warrant liability, the valuation of assets held for sale, assessing future tax exposure and the realization of deferred tax assets, and the useful lives and the recoverability of property and equipment. The

Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Assets Held for Sale and Discontinued Operations

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the condensed consolidated balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements.

Additional details surrounding the Company's assets and liabilities held for sale and discontinued operations are included in Note 4.

Revenue Recognition

Revenue is recognized in accordance with the Financial Accounting Standards Board (“FASB”) ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). In accordance with ASC 606, the Company follows a five-step process to recognize revenues: 1) identify the contract with the customer, 2) identify the performance obligations, 3) determine the transaction price, 4) allocate the transaction price to the performance obligations and 5) recognize revenues when the performance obligations are satisfied.

Revenue is primarily derived from providing molecular testing products, which are reimbursed through arrangements with third-party payors, laboratory distribution partners, and amounts from individual patients. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government health benefit programs, such as Medicare and Medicaid. The Company’s contracts generally contain a single performance obligation, which is the delivery of the test results, and the Company satisfies its performance obligation at a point in time upon the delivery of the results, which then triggers the billing for the product. The amount of revenue recognized reflects the amount of consideration the Company expects to be entitled to (“transaction price”) and considers the effects of variable consideration. Revenue is recognized when control of the promised product is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

The Company applies the following practical expedients and exemptions:

•
Incremental costs incurred to obtain a contract are expensed as incurred because the related amortization period would be one year or less. The costs are included in selling and marketing expenses.
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

Payor Concentration

The Company relies upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances and revenues are as follows:

	Percentage of Accounts Receivable
	June 30, 2021	December 31, 2020
Blue Shield of Texas	18.1%	17.8%
Government Health Benefits Programs	26.4%	26.2%
Aetna	5.0%	4.0%
Anthem	3.0%	3.5%
United Healthcare	6.3%	6.6%

	Percentage of Revenue (1)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Blue Shield of Texas	24.9%	41.9%	23.7%	42.2%
Government Health Benefits Programs (2)	25.2%	(14.4)%	24.2%	(26.6)%
Aetna	7.0%	13.8%	7.4%	12.9%
Anthem	5.3%	14.0%	3.2%	12.1%
United Healthcare	7.1%	4.8%	6.9%	4.4%

(1) Percentage of revenue table shows amounts as a percentage of total revenue, including revenue classified as discontinued operations. Refer to Note 5 for details of the breakdown of revenue.

(2) The negative amounts presented in the percentage of revenues include accruals for reimbursement claims and settlements included in the estimate of variable consideration recorded during the three and six months ended June 30, 2020. Revenues recognized consider the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

Accounts Receivable

Accounts receivable is recorded at the transaction price and considers the effects of variable consideration. The total consideration the Company expects to collect is an estimate and may be fixed or variable. Variable consideration includes reimbursement from third-party payors, laboratory distribution partners, and amounts from individual patients, and is adjusted for disallowed cases, discounts, and refunds using the expected value approach. The Company monitors these estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Amounts included in accounts receivable consist of receivables generated from Progenity’s genetics lab in Ann Arbor, Michigan. The Company plans to continue to collect these receivables and has not included these amounts as assets held for sale.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its Convertible Notes, which are carried at amortized cost. The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses and other current liabilities are considered to be representative of their respective fair values because of their short-term nature. The carrying value of the Company’s mortgages payable approximates their estimated fair values because the instruments bear interest at rates, and have terms that are comparable to those available to the Company for similar loan instruments at June 30, 2021 and December 31, 2020. (See Note 7).

Embedded Derivative Related to Convertible Notes

During 2020, the Company issued Convertible Notes with an embedded derivative that is required to be bifurcated from the host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivative is recorded to interest and other income (expense), net on the condensed consolidated statements of operations. Changes in the Company’s assumptions, such as the Company’s stock price and volatility of common stock, could result in material changes in the valuation in future periods.

Stock-Based Compensation

Stock-based compensation related to stock options, restricted stock units (“RSUs”) and the 2020 Employee Stock Purchase Plan (“ESPP”) awards granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is typically four years. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. In addition, the Company grants stock option awards that vest upon achievement of certain performance criteria ("Performance Awards"). The fair value is recognized as expense over the requisite service period when the Company has concluded that achieving the performance criteria is probable. The probability of achieving the performance criteria is assessed each reporting period. The Company accounts for the forfeitures in the period in which they occur. The fair value of RSUs is estimated based on the closing price of the Company's common stock on the date of the grant.

The fair value of stock options, ESPP awards and Performance Awards is estimated using the option-pricing model and is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the common stock at the date of grant, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend rate. The Company’s assumptions with respect to these variables are as follows:

Fair Value of Common Stock—Prior to the IPO, the Company’s common stock was not publicly traded, therefore the Company estimated the fair value of its common stock. Following the IPO, the fair value of the Company’s common stock for awards with service-based vesting is the closing price of its common stock on the date of grant or other relevant determination date.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. The Company determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date. For the ESPP, the expected term is the period of time from the offering date to the purchase date.

Expected Volatility—Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate with the expected term of the awards.

Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

Dividend Rate—The dividend yield assumption is zero, as the Company has no plans to pay dividends.

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

Recent Accounting Pronouncements Adopted

In December 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplified income tax accounting in various areas. The Company adopted this standard on January 1, 2021, which did not have a material impact on the condensed consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is now effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. If the Company maintains EGC status, it plans to adopt the new lease standard effective January 1, 2022, using the effective date method with the cumulative effect of the change, if any, reflected in retained earnings. The Company plans to elect the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

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

3. Variable Interest Entity

In June 2015, the Company, through a wholly-owned subsidiary, entered into a series of agreements with Avero. The subsidiary entity entered into a purchase agreement to acquire certain assets from Mattison used in the operations of Avero. The purchase agreement was accounted for under the acquisition method in accordance with the provisions of ASC Topic 805, Business Combinations. The subsidiary entity also entered into a nominee agreement which provides it with the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of Avero at any time for a nominal amount.

The Company's subsidiary entity also entered into a management services arrangement that authorizes the Company to perform the management services in the manner that it deems reasonably appropriate to meet the day-to-day business needs of Avero. The management services include funding ongoing operational needs, directing activities related to contract negotiation, billing, human resources, and legal and administrative matters and processes, among others. In exchange for the management services provided, the Company's subsidiary entity is entitled to receive an annual management fee equal to the amount of the net operating income of Avero. The term of the agreement with Avero is 10 years, subject to automatic renewals. The agreement can be terminated by either party with a 90-day notice before the end of the term.

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

In December 2018, Avero entered into a settlement agreement with Cigna (the “Cigna settlement obligation”) whereby Avero agreed to pay an aggregate amount of $12.0 million with an upfront payment of $6.0 million and the remaining $6.0 million was paid over 24 months. The Company provided financial support to Avero in the amount of $0.8 million and $1.5 million during the three and six months ended June 30, 2020, respectively, related to the Cigna settlement obligation, which was fully settled as of December 31, 2020. The Company did not provide any additional financial support to Avero during the three and six months ended June 30, 2021 and 2020, other than the Cigna settlement obligation and agreed upon management services.

The following table presents the assets and liabilities of Avero that are included in the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in thousands). All of the following is included in assets and liabilities held for sale - Avero, refer to Note 4. The creditors of Avero have no recourse to the general credit of the Company, with the exception of $1.6 million and $1.7 million in mortgages payable guaranteed by the Company as of June 30, 2021 and December 31, 2020, respectively (see Note 10). The assets and liabilities exclude intercompany balances that eliminate in consolidation:

	June 30, 2021	December 31, 2020
Assets of Avero that can only be used to settle obligations of Avero
Cash and cash equivalents	$1,247	$556
Accounts receivable, net	3,647	6,047
Inventory	2,038	3,382
Prepaid expenses and other current assets	2,236	1,254
Property and equipment, net	5,453	5,436
Other assets	30	30
Goodwill	6,219	6,219
Other intangible assets, net	3,384	3,843
Total assets of Avero that can only be used to settle obligations of Avero	$24,254	$26,767
Liabilities of Avero
Accounts payable	$5,271	$4,722
Accrued expenses and other accrued liabilities	3,590	3,472
Current portion of capital lease obligations	27	46
Current portion of mortgage payable	202	199
Capital lease obligations, net of current portion	—	4
Mortgage payable, net of current portion	1,418	1,520
Other long-term liabilities	306	428
Total liabilities of Avero	$10,814	$10,391

4. Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its plan to reallocate resources to research and development to better position the business for future growth. The plan includes the closure of the Progenity genetics laboratory in Ann Arbor, Michigan and the potential divestiture of Avero. The Company will continue testing out of the Avero laboratory while it continues to explore ways of monetizing this asset. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. As of June 30, 2021, the Company stopped providing genetic laboratory-developed test services in its Ann Arbor, Michigan laboratory and determined that the Laboratory Operations, including Avero, met the requirements of discontinued operations. The Company has classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and cash flows for all periods presented. The Company recognized a loss of $19.3 million for the three and six months ended June 30, 2021 related to contract terminations, severance, inventory and fixed asset write-downs in discontinued operations related to the Progenity genetics laboratory shut down. Additionally, the related assets and liabilities have been reported as assets and liabilities held for sale in the Company’s condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues	$18,242	$17,266	$42,601	$34,094
Cost of sales	26,233	21,835	48,466	48,405
Gross loss	(7,991)	(4,569)	(5,865)	(14,311)
Operating expenses:
Research and development	1,590	—	1,590	(2)
Selling and marketing	20,127	11,189	32,917	23,937
General and administrative	7,413	4,479	11,533	9,869
Total operating expenses	29,130	15,668	46,040	33,804
Interest and other (expense) income, net	(10)	177	(29)	157
Net loss from discontinued operations	$(37,131)	$(20,060)	$(51,934)	$(47,958)

The following table presents the carrying amounts of the classes of assets and liabilities held for sale related to the Laboratory Operations as of June 30, 2021 and December 31, 2020 (in thousands):

	June 30, 2021	December 31, 2020

Carrying amounts of assets of disposal group held for sale
Current assets:
Cash and cash equivalents	$1,247	$556
Accounts receivable, net	3,647	6,047
Inventory	3,686	12,220
Prepaid expenses and other current assets	2,236	1,254
Total current assets of disposal group held for sale (1)		20,077
Property and equipment, net	9,732	9,181
Other assets	30	30
Goodwill	6,219	6,219
Other intangible assets, net	3,384	3,843
Total assets of disposal group held for sale (1)	$30,181	$39,350
Carrying amounts of disposal group held for sale
Current liabilities:
Accounts payable	5,285	4,722
Accrued expenses and other current liabilities	5,770	3,503
Current portion of mortgages payable	1,620	198
Current portion of capital lease obligations	28	46
Total current liabilities of disposal group held for sale (1)	12,703	8,469
Capital lease obligations, net of current portion	—	4
Mortgages payable, net of current portion	—	1,520
Other long-term liabilities	—	428
Total liabilities of disposal group held for sale (1)	$12,703	$10,421

(1) The assets and liabilities of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at June 30, 2021, because they are expected to be sold within one year.

5. Revenues

Revenues are derived from contracts with healthcare insurers, government payors, laboratory partners and patients in connection with sales of prenatal genetic, anatomic or molecular pathology tests. The Company enters into contracts with healthcare insurers related to tests provided to patients who have health insurance coverage. Insurance carriers are considered third-party payors on behalf of the patients, and the patients who receive genetic, anatomic or molecular pathology test products are considered the customers. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. The Company also sells tests to laboratory partners, which are also considered to be customers.

In accordance with ASC 606, a performance obligation represents a promise in a contract to transfer a distinct good or service to a customer and the consideration should be allocated to each distinct performance obligation and recognized as revenue when or as the performance obligation is satisfied. The Company has evaluated its contracts with healthcare insurers, government payors, laboratory partners and patients and identified a single performance obligation, the delivery of a test result. The Company satisfies its performance obligation at a point in time upon the delivery of the test result, at which point the Company can bill for its products. The amount of revenue recognized reflects the transaction price and considers the effects of variable consideration, which is discussed below.

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

The Company has established an accrual for refunds of payments previously made by healthcare insurers based on historical experience and executed settlement agreements with healthcare insurers. The refunds are accounted for as reductions in revenues in the consolidated statements of operations as an element of variable consideration. In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology (“CPT”), which the Company and its ordering healthcare providers must use to bill and receive reimbursement for molecular tests. Effective January 1, 2019, the AMA issued a CPT code for genetic testing for severe inherited conditions that includes sequencing of at least 15 genes, which affects potential reimbursement for the Company’s Preparent expanded carrier screening tests. As part of the Company’s work to improve its compliance program, including its internal auditing and monitoring function, the Company commissioned a third-party review of its billing processes. In connection with that audit, the Company identified that it had not effectively transitioned to the implementation of the new CPT code in 2019, and as a result the Company received an overpayment of approximately $10.3 million from government payors during 2019 and early 2020. As of December 31, 2020, the Company settled all existing obligations to the relevant government programs as due and will continue to settle any future obligation as they arise.

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

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.8 million and $3.0 million of revenue reported for the three and six months ended June 30, 2021, respectively, and a reduction of $6.1 million and $18.9 million of revenue reported for the three and six months ended June 30, 2020, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 11.

Disaggregation of Revenues

The following tables shows revenues disaggregated by payor type and revenue classification (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
Payor	2021	2020	2021	2020
Commercial third-party payors	$13,044	$18,030	$29,495	$39,592
Government health benefit programs(1)	4,725	(2,922)	10,450	(9,065)
Patient/laboratory distribution partners	936	2,158	3,286	3,567
Total revenues	$18,705	$17,266	$43,231	$34,094

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three and six months ended June 30, 2021 and 2020. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2021	2020	2021	2020
Revenue from continuing operations	$463	$—	$630	$—
Revenue reported under discontinued operations	18,242	17,266	42,601	34,094
Total revenues	$18,705	$17,266	$43,231	$34,094

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$12,568	$7,996
Other current assets	539	111
Total	$13,107	$8,107

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Computers and software	$5,885	$8,770
Building and leasehold improvements	747	747
Laboratory equipment	3,569	3,556
Furniture, fixtures, and office equipment	1,438	1,438
Construction in progress	496	2,774
Land	346	346
Total property and equipment	12,481	17,631
Less accumulated depreciation and amortization	(7,007)	(8,971)
Property and equipment, net	$5,474	$8,660

Depreciation expense included in continuing operations was $1.0 million for both the six months ended June 30, 2021 and $0.8 million for the six months ended June 30, 2020.

Intangible Assets, Net

All intangible assets have been reclassified into assets held for sale, refer to Note 4. Amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2021 and $0.2 million and $0.5 million for the three and six months ended June 30, 2020, respectively and is included in discontinued operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, current (1)	$27,874	$30,487
Commission and bonus	3,366	3,934
Vacation and payroll benefits	10,347	7,364
Accrued professional services	1,099	3,142
Accrued interest	1,183	855
Insurance financing	9,019	1,799
Contract liabilities	443	378
Other (2)	4,841	3,247
Total	$58,172	$51,206

(1) All of the Company's revenues related to Progenity's Laboratory Operations have been discontinued, these amounts related to the revenue reserve generated from the Progenity Laboratory Operations are not included in the assets held for sale.

(2) Included in this amount are contracts that Progenity will be responsible for that can not be terminated, as there is no future benefit to the Company, they have been expensed in discontinued operations, but are not included in assets held for sale.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, net of current portion (1)	$7,053	$7,053
Other (2)	7,706	1,186
Total	$14,759	$8,239

(1) All of the Company's revenues related to Progenity's Laboratory Operations have been discontinued, these amounts related to the revenue reserve generated from the Progenity Laboratory Operations are not included in the assets held for sale.

(2) Included in this amount are contracts that Progenity will be responsible for that can not be terminated, as there is no future benefit to the Company, they have been expensed in discontinued operations, but are not included in assets held for sale.

7. Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date. The authoritative guidance establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity. This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. The three-level hierarchy for the inputs to valuation techniques is summarized as follows:

Level 1 - Quoted prices in active markets for identical assets and liabilities that the Company has the ability to access.

Level 2 - Observable market-based inputs or unobservable inputs that are corroborated by market data, such as quoted prices, interest rates, and yield curves.

Level 3 - Inputs that are unobservable data points that are not corroborated by market data.

There were no significant transfers between these fair value measurement classifications during the six months ended June 30, 2021 and 2020.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s Convertible Notes (See Note 8). The Company periodically assesses the fair value of the conversion feature related to the Convertible Note. The conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
June 30, 2021
Money market funds(1)	$64,360	$—	$—
Embedded derivative liability	$—	$—	$388

December 31, 2020
Money market funds(1)	$90,254	$—	$—
Embedded derivative liability	$—	$—	$18,370

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $157.5 million and $158.9 million at June 30, 2021 and December 31, 2020, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $169.0 and $250.2 million as of June 30, 2021 and December 31, 2020, respectively.

8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of its Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three and six months ended June 30, 2021, the Company recognized interest expense on the Convertible Notes of $3.1 million and $6.2 million, respectively.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of June 30, 2021 and December 31, 2020, the Company was in compliance with all such covenants.

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

As of June 30, 2021 and December 31, 2020, the fair value of the derivative liability was $0.4 million and $18.4 million, respectively. The change in the fair value of the derivative liability of $18.0 million is included in interest and other income (expense), net in the condensed consolidated statements of operations for the six months ended June 30, 2021. As of June 30, 2021 and December 31, 2020, the unamortized debt discount was $8.8 million and $9.6 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. For the three and six months ended June 30, 2021, the amortization of the Convertible Notes debt discount was $0.4 million and $0.8 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

9. Related Party Transactions

On October 27, 2017, the Company entered into a Credit and Security Agreement and a Series B Convertible Preferred Stock Purchase Agreement with a private equity firm (“2017 Transaction”). The 2017 Transaction provided for the 2017 Term Loan, the issuance of Series B Preferred Stock (“Series B Preferred Stock”), and the issuance of a warrant to purchase Series B Preferred Stock (“Series B Preferred Stock Purchase Warrant”). The 2017 Term Loan accrued interest at a rate per annum equal to 9.5% and was due October 27, 2022.

The 2017 Term Loan contained customary covenants, including a requirement to maintain a minimum unrestricted cash balance at all times of at least $5.0 million, and was secured by all tangible and intangible property and assets of the Company, with the exception of its intellectual property.

The total proceeds of $124.2 million from the 2017 Transaction were allocated to the 2017 Term Loan, Series B Preferred Stock, and the Series B Preferred Stock Purchase Warrant based on the relative fair value of the term loan, equity, and warrant issued. As a result, the Company allocated proceeds of $65.7 million to the 2017 Term Loan. As the proceeds allocated to the 2017 Term Loan are lower than the stated loan amount of $75.0 million, the resulting $9.3 million discount was amortized as interest expense using the effective interest method over the term of the loan.

During the three and six months ended June 30, 2020, the Company recognized interest expense of $2.5 million and $4.7 million, inclusive of $0.7 million and $1.1 million of discount amortization, respectively. The Term Loan was discharged in December 2020 in connection with the offering of Convertible Notes.

In connection with the Company’s initial public offering (“IPO”), on June 18, 2020, the Series B Preferred Stock Purchase Warrant became exercisable for 400,160 shares of common stock.

On March 31, 2020, the Company entered into the First Amendment to the Credit Agreement (“Credit Agreement Amendment”), with the collateral agent and lender party thereto, providing for the payment of interest due and payable as of March 31, 2020 in shares of Series B Preferred Stock, and further providing for the payment of interest due and payable as of June 30, 2020 in shares of the Series B Preferred Stock in the event the IPO has not been consummated by such date. Pursuant to the Credit Agreement Amendment, the Company concurrently entered into a Series B Preferred Stock Subscription Agreement (“Subscription Agreement”), with the lender, which provided for the issuance of 967,130 shares of Series B Preferred Stock at a subscription price of $2.25 per share, as payment for interest due and payable as of March 31, 2020 and all applicable fees as set forth in the Credit Agreement Amendment.

On May 8, 2020, the Company entered into an unsecured convertible promissory note (“Note”) with the same private equity firm pursuant to a note purchase agreement, in an aggregate principal amount of $15.0 million, with an annual interest rate of 8.0% and a maturity date of May 8, 2022. The Note was convertible into (i) common stock upon an initial public offering at the lesser of the conversion price then in effect and a conversion price equal to 80% of the public offering price (or, if not a “qualified IPO” as defined in the Company’s certificate of incorporation, at the election of a majority of the holders), (ii) on the maturity date or at the election of a majority of the holders, Series B preferred stock at an initial conversion price of $13.90 per share subject to certain adjustments, or (iii) at the election of a majority of the holders, shares of another class of equity securities issued by the Company in a future financing at 80% of the price per share of such class of equity securities issued in such offering. Interest under the Note was not generally payable except that if the Note is not converted pursuant to its terms on or prior to the maturity date and there are not sufficient authorized and unissued shares of Series B preferred stock for issuance upon the conversion of the Note on the maturity date, then the Company is required to pay all outstanding principal and any accrued and unpaid interest under the Note in cash. If the holders of the Note have not elected to convert the Note prior to, or in connection with, any sale transaction or a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, then, upon any such sale transaction or liquidation, dissolution or winding up of the Company, the Company would have been required to pay in cash the outstanding principal balance of the Note, together with accrued and unpaid interest thereon, plus a make whole premium of 50% of the aggregate principal amount (less accrued and unpaid interest). The Company evaluated the economic features embedded in the Note and identified features that were required to be bifurcated and accounted for separately as a derivative. Accordingly, a derivative liability of $3.6 million was recorded on the issuance date of the Note and $3.8 million was subsequently reclassified to equity representing the fair value of the derivative liability on the date of extinguishment. The change in the fair value of the derivative liability of $0.2 million is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2020. In June 2020, in connection with completion of the IPO, the Note was converted into 1,250,000 shares of common stock and all obligations under the Note were extinguished. Upon the conversion, the Company recorded a $3.6 million loss on extinguishment of the debt, which represented the difference between the carrying value of the Note and the derivative liability and the fair value of the shares of common stock issued to the Note holder of $3.4 million combined with amortization of the related debt discount of $0.2 million. The same private equity firm participated in the IPO and acquired 3,333,333 shares at a price of $15.00 per share, which was at par with the price to other investors.

In December 2020, the private equity firm discharged any and all amounts owed and any obligations outstanding under the 2017 Term Loan in exchange for $78.5 million principal amount of Convertible Notes issued by the Company’s. The exchange was accounted for as an extinguishment of the 2017 Term Loan and resulted in $7.6 million of loss on extinguishment, which was included in the interest and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2020. This private equity firm also acquired an additional $25.0 million principal amount of the Company’s Convertible Notes for cash in this private offering, which resulted in $103.5 million aggregate principal amount of the Convertible Notes acquired by this private equity firm (see Note 8). As of June 30, 2021 and December 31, 2020, the accrued interest expense related to the Convertible Notes held by this private equity firm was $0.6 million and $0.5 million, respectively. In December 2020, the same private equity firm participated in the underwritten public offering and acquired 4,128,440 shares at a price of $3.27 per share, resulting in proceeds to the Company of $13.2 million before expenses.

In June 2021, the private equity firm participated in a private placement. Refer to Note 12 for further details.

10. Mortgages Payable

In January 2014, the Company executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring property located in Ann Arbor, Michigan, which is used for laboratory testing and research purposes. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. As of both June 30, 2021 and December 31, 2020, the outstanding balance of this mortgage was $1.3 million. The Company also has a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero’s property located in Lubbock, Texas, that matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%. As of June 30, 2021 and December 31, 2020, the outstanding balance of this mortgage of $1.6 million and $1.7 million, respectively is included in assets held for sale and excluded from the table below.

As of June 30, 2021, the minimum principal payments under the mortgages payable were as follows (in thousands):

Year ending December 31,	Minimum Mortgages Payable Payments Obligations
Remainder of 2021	$37
2022	76
2023	80
2024	1,119
2025 and thereafter	—
Total future minimum payments	1,312
Less current portion of mortgages payable	(74)
Mortgages payable, net of current portion	$1,238

11. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and vehicles, which expire over the next two to four years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense included in continuing operations for operating leases was $1.7 million and $3.1 million, for the three and six months ended June 30, 2021, respectively, and $0.6 million and $3.4 million for the three and six months ended June 30, 2020, respectively.

As of June 30, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2021	$1,716
2022	1,929
2023	933
2024	35
2025 and thereafter	—
Total future minimum lease payments	$4,613

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

On July 21, 2020, July 23, 2020, and October 1, 2020, the Company entered into agreements with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. Specifically, the Company has entered into:

•
a civil settlement agreement, effective July 23, 2020, with the U.S. Department of Justice ("DOJ") through the AUSA for SDNY, and on behalf of the Office of Inspector General of the Department of Health and Human Services (“OIG”), and with the relator named therein (“SDNY Civil Settlement Agreement”);
•
a civil settlement agreement, effective July 23, 2020, with the DOJ through the AUSA for SDCA, and on behalf of the Defense Health Agency, the Tricare Program and the Office of Personnel Management, which administers the Federal Employees Health Benefits Program (“SDCA Civil Settlement Agreement”);
•
a non-prosecution agreement, effective July 21, 2020, with the AUSA for SDCA (“Non-Prosecution Agreement”) in resolution of all criminal allegations;
•
a corporate integrity agreement, effective July 21, 2020, with the OIG (“Corporate Integrity Agreement”); and
•
civil settlement agreements, effective October 1, 2020, with the State Attorney Generals (“State Settlement Agreements”).

The Company refers to the SDNY Civil Settlement Agreement, the SDCA Civil Settlement Agreement, the Non-Prosecution Agreement, the Corporate Integrity Agreement and the State Settlement Agreements collectively as the Agreements.

SDNY Civil Settlement Agreement

Pursuant to the SDNY Civil Settlement Agreement, the Company is required to pay a settlement amount of approximately $19.4 million, which includes approximately $9.7 million designated as restitution to the U.S. federal government. During the six months ended June 30, 2021, the Company did not make any settlement payments. The outstanding settlement amount is payable in two remaining annual installments as follows:

•
approximately $2.0 million on or before December 31, 2021; and
•
approximately $2.8 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. During the year ended December 31, 2020, the Company received a tax refund of approximately $37.7 million related to the NOL carryback provisions available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and made accelerated payments of approximately $4.1 million under the SDNY Civil Settlement Agreement. The Company did not receive any tax refunds during the six months ended June 30, 2021.

SDCA Civil Settlement Agreement

The SDCA Civil Settlement Agreement requires the Company to pay a settlement amount of approximately $16.4 million, which includes approximately $10.0 million designated as restitution to the U.S. federal government. During the six months ended June 30, 2021, the Company did not make any settlement payments. The outstanding settlement amount is payable in two remaining annual installments as follows:

•
approximately $1.7 million on or before December 31, 2021; and
•
approximately $2.2 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. On July 21, 2020, the Company issued a promissory note to the U.S. federal government for the full settlement amount in connection with the SDCA Civil Settlement Agreement (“Promissory Note”). The Promissory Note contains customary events of default and related acceleration of payment provisions. In addition, the Promissory Note provides, among other terms, that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, the Company will pay 22% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of approximately $3.4 million. The Company did not receive any tax refunds during the six months ended June 30, 2021.

Non-Prosecution Agreement

Effective July 21, 2020, the Company entered into the Non-Prosecution Agreement, pursuant to which the Company agreed with the DOJ to (i) pay the restitution provided for under the SDCA Civil Settlement Agreement, (ii) not commit any felonies, (iii) continue to implement a compliance and ethics program designed to prevent and detect violations of applicable fraud and kickback laws throughout its operations and (iv) fulfill certain other disclosure, reporting and cooperation obligations. The DOJ agreed that it will not prosecute the Company for any conduct described in the Non-Prosecution Agreement provided that the Company performs its obligations under the Non-Prosecution Agreement during the period from July 21, 2020 through July 21, 2021. The Non-Prosecution Agreement expired on July 21, 2021.

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

State Settlement Agreements

Effective October 1, 2020, the Company entered into agreements with the State Attorney Generals with respect to the investigated matters. The State Settlement Agreements require the Company to pay a settlement amount of approximately $13.2 million to the participating states. The State Settlement Agreements include acceleration provisions similar to the SDNY Civil

Settlement Agreement and the SDCA Civil Settlement Agreements described above upon the Company’s receipt of civil settlements, damages awards, and tax refunds, with the amount to be accelerated and the timing of accelerated payment subject to such receipts. The outstanding settlement amount is payable in three remaining installments as follows:

•
approximately $1.4 million on or before December 31, 2021;
•
approximately $1.9 million on or before December 31, 2022; and
•
approximately $0.2 million on or before December 31, 2023.

Settlement Accruals

As of December 31, 2020, the Company had accrued an aggregate of $12.1 million associated with a potential settlement with the DOJ and the participating State Attorney Generals within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheets as of December 31, 2020 and consolidated statements of operations for the year ended December 31, 2020. As of June 30, 2021, the Company’s accrual consists of $5.0 million in accrued expenses and other current liabilities and $7.1 million in other long-term liabilities.

Colorado Recoupment

On July 21, 2021, the Company received a letter from the Colorado Department of Health Care Policy and Financing, ("Department"), informing the Company that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. The historical payments for which the Department is seeking recoupment are claimed to relate to the Company’s Preparent expanded carrier screening tests primarily on the basis that such tests were not medically necessary.

The State Settlement Agreements discussed above include the State of Colorado as part of the settlement with respect to certain civil claims related to its discontinued legacy billing practices for its non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

 The Company intends to dispute this claim of recoupment with the Department and seek to offset any amounts previously paid to the Department by the Company in connection with the State Settlement Agreements. As stated previously, such provider-payor disputes are not uncommon and the Company expects to approach this dispute with an aim to resolve in a mutually satisfactory manner. At this very preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to Progenity’s genetic testing practices, including NIPT, particularly those with a nexus to California patients.  The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” At this very preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that could result from any unfavorable outcome related to this action.

UnitedHealth Group Settlement Agreements

On June 25, 2018, the Company received a letter from Aetna’s external legal counsel that included various allegations relating to the Company’s past practices. In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million. The Aetna settlement obligation was fully settled during the first quarter of 2021.

On October 18, 2018, the Company received a letter from UnitedHealth Group that included various allegations relating to the Company’s past practices. On September 30, 2019, the Company entered into a settlement agreement with United HealthCare Services, Inc. and UnitedHealthcare Insurance Company (“United”) in which the Company agreed to pay an aggregate amount of $30.0 million. As of June 30, 2021 the remaining settlement accrual related to United is $12.0 million and is included in accrued expenses and other current liabilities.

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

In connection with the third-party review of the Company’s coding and billing processes (see Note 5), which identified that the Company had not effectively transitioned to the implementation of the new CPT code for reimbursement for the Company’s Preparent expanded carrier screening tests during 2019 and early 2020, the Company reviewed its reimbursement from commercial payors for these tests over the same time period. The Company may need to engage with payors in order to determine if any amounts could be subject to recovery or recoupment, as it is customarily done with commercial payors. Any amounts subject to recovery or recoupment will depend on the interpretation of widely variable payor medical and billing policies. The Company will not know if any overpayments exist until it completes this engagement with individual commercial payors. If negotiations with payors result in claims or conclusions that overpayments have been made, this could have a material impact on the Company’s financial results and position. The Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

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

As noted above, the Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed-upon settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in negotiating a similar settlement amount in any ongoing or future dispute. In management’s experience with negotiations with similarly situated commercial payors, a settlement may take six to twelve months to negotiate, and the time period over which a negotiated settlement payment may be paid could extend from one to two years, or longer. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management intends to negotiate and/or dispute this claim of recoupment with Anthem and seek to offset any amounts owed by Anthem to the Company. Such provider-payor disputes are not uncommon and the Company expects to approach this dispute with an aim to resolve in a mutually satisfactory manner. The Company has recorded an accrual for the estimated probable loss for this matter as of December 31, 2020 and June 30, 2021.

Natera Settlement

On June 17, 2020, Natera, Inc. filed suit in the Western District of Texas (W.D. Texas Civil Action No. 6:20-cv-532) asserting the Company’s infringement of six Natera patents based on a portion of the Company’s NIPT product offering.  In August 2021, the Company and Natera entered into a settlement agreement.  The agreement does not require a cash payment by the Company. The settlement agreement is subject to court approval.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. (“Ravgen”) filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents. The Company responded to the complaint on March 23, 2021.

Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them.

IPO Litigation

On June 23, 2020, the Company closed its initial public offering of common stock (“IPO”). Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their amended complaint on February 4, 2021. It alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that the Company (i) had overbilled government payors by $10.3 million and thus overstated its revenues for the full fiscal year 2019 and first quarter of 2020, and (ii) was allegedly suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief.  Together with the underwriters of the IPO, the Company moved to dismiss the amended complaint on April 5, 2021. Lead Plaintiffs’ filed their opposition to the motion on June 4, 2021. Together with the underwriters of the IPO, the Company filed a reply in support of the motion to dismiss on July 19, 2021. The Company intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the Southern District of California, claiming to sue derivatively on behalf of the Company.  The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant.  Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Securities Exchange Act of 1934.  The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight.  It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees.  The case is stayed pending the outcome of the motion to dismiss in the above-described securities lawsuit.  The Company intends to vigorously defend against these claims.

Given the uncertainty of litigation, the preliminary stages of the Ravgen and IPO litigations, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

12. Stockholders’ Equity

Common Stock

Pursuant to the Company’s eighth amended and restated certificate of incorporation, which went into effect immediately prior to the completion of the IPO, the Company is authorized to issue 350,000,000 shares of common stock and 10,000,000 shares of undesignated preferred stock. Each holder of common stock is entitled to one vote per share of common stock held.

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

In February 2021, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (“February Purchasers”). Pursuant to the Securities Purchase Agreement, the February Purchasers purchased an aggregate of 4,370,629 units (“February Units”), representing (i) 4,370,629 shares of the Company’s common stock and (ii) warrants to purchase up to 4,370,629 shares of common stock. The purchase price for each February Unit was $5.72, for an aggregate purchase price of approximately $25.0 million. The warrants are exercisable for cash at an exercise price of $6.86 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable at any time for cash and expire on the fifth anniversary of the date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to the Company of approximately $30.0 million.

Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity ("ASC 815"), the Company deemed the warrants to be liability classified and allocated the proceeds from issuance between the warrants and common stock using the with-and-without method. $12.8 million of the proceeds, equal to the fair value of the warrants determined using the Black-Scholes Model, were allocated to the warrant liability, and the remaining proceeds of $12.2 million were allocated to the common stock. The Company incurred a total of $1.4 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis, $0.5 million and $0.9 million, respectively. The warrant liability was remeasured at $10.2 million as of March 31, 2021 and the Company recognized a gain on warrant liability in the amount of $2.6 million associated with this transaction during the quarter ended March 31, 2021. On April 1, 2021, the registration statement to register the shares of common stock underlying the warrants was declared effective by the SEC. As a result, the warrants met the conditions to be classified in equity and the related warrant liability was reclassified from liability to equity on April 1, 2021.

In June 2021, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (“June Purchasers”). Pursuant to the Securities Purchase Agreement, the June Purchasers purchased an aggregate of 16,194,332 units (“June Units”), representing (i) 15,694,332 shares of the Company’s common stock (ii) warrants to purchase up to 16,194,332 shares of common stock and (iii) pre-funded warrants to purchase up to 500,000 shares of common stock. The purchase price for each June Unit was $2.47, for an aggregate purchase price of approximately $40.0 million. The warrants are exercisable for cash at an exercise price of $2.84 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable at any time and expire on the fifth anniversary of the date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to the Company of approximately $46.0 million. The pre-funded warrants are exercisable at an exercise price of $0.001 per share and have no expiration date. In July 2021, the Company issued 500,000 shares of common stock as a result of the exercise of the outstanding pre-funded warrants at an exercise price of $0.001 per share.

Pursuant to ASC 815, the Company deemed the warrants to be liability classified and allocated the proceeds from issuance between the warrants and common stock using the with-and-without method. $26.6 million of the proceeds, equal to the fair value of the warrants determined using the Black-Scholes Model, were allocated to the warrant liability, and the remaining proceeds of $13.4 million were allocated to the common stock. The Company incurred a total of $2.1 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis, $0.7 million and $1.4 million, respectively. The warrant liability was remeasured at $31.8 million as of June 30, 2021 and the Company recognized a loss on warrant liability in the amount of $5.1 million in the condensed consolidated statements of operations during the three and six months ended June 30, 2021. On June 30, 2021, the registration statement to register the shares of common stock underlying the warrants was declared effective by the SEC. As a result, the warrants met the conditions to be classified in equity and the related warrant liability was reclassified from liability to equity on June 30, 2021.

Convertible Preferred Stock

On August 27, 2019, the Company issued 9,090,910 shares of Series B Preferred Stock at an issuance price of $2.75 per share for an aggregate consideration of $25.0 million (“August 2019 Financing”) pursuant to a Series B Preferred Stock Purchase Agreement with a private equity firm. In addition, the Company amended the Series B Preferred Stock Purchase Warrant dated October 27, 2017 to increase the Series B Preferred Stock underlying the Series B Preferred Stock Purchase Warrant from 1,416,431 shares to 1,818,182 shares and adjust the exercise price to $2.75 per share. The $25.0 million of proceeds from the August 2019 Financing were allocated among the newly issued Series B Preferred Stock shares and additional shares of Series B Preferred Stock Purchase Warrant based on their relative fair values.

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

On August 27, 2019, the Company entered into an Exchange Agreement with holders of Series A-1 Preferred Stock (“Exchange Agreement”) pursuant to which the outstanding 1,500,000 shares of Series A-1 Preferred Stock were exchanged for 35,664,240 shares of Series B Preferred Stock. The exchange ratio was 1.2 to 1 on an as-if converted to 4,810,651 shares of common stock that the Series A-1 Preferred Stock can be converted to, based on the conversion rate of 3.2 to 1. The Company determined that such exchange constituted a modification to the Series A-1 Preferred Stock. Accordingly, the increase comparing the fair value of the Series B Preferred Stock with the fair value of the Series A-1 Preferred Stock represented a dividend to the preferred stockholders of approximately $27.6 million, which was recorded as an increase to accumulated deficit in the consolidated statements of stockholders’ deficit during the year ended December 31, 2019.

On November 12, 2019, the Company entered into a Series B Preferred Stock Purchase Agreement (“November Series B Preferred Stock Purchase Agreement”) with a private equity firm and received $25.0 million (“November 2019 Financing”) in exchange for the issuance of 11,111,111 shares of Series B Preferred Stock at $2.25 per share. In connection with the November 2019 Financing, the Board of Directors and stockholders approved a 1.22-for-1 stock split for the Company’s Series B Preferred Stock and Series B Preferred Stock Purchase Warrant issued and outstanding prior to the November 2019 Financing. The conversion price of the Series B Preferred Stock and exercise price of the outstanding Series B Preferred Stock Purchase Warrant was lowered from $2.75 to $2.25 per share. As a result, the Company issued 13,985,993 additional shares of Series B Preferred Stock and adjusted the Series B Preferred Stock Purchase Warrant to purchase up to 2,222,222 shares of Series B Preferred Stock. The issuance of additional shares represented a stock dividend to the preferred stockholders, which was recorded as a $36.4 million increase to accumulated deficit in the consolidated statements of stockholders’ deficit during the year ended December 31, 2019. In connection with the November 2019

Financing, the Company amended the certificate of incorporation. Following the amendment, there are no authorized or outstanding shares of Series A-1 Preferred Stock.

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

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	June 30, 2021	December 31, 2020
Outstanding options to purchase common stock	11,166,946	4,268,945
Restricted stock units outstanding	4,377,826	1,468,765
Available for future issuance under equity incentive plan	4,876,797	2,938,616
Common stock issuable upon conversion of Convertible Notes	50,856,253	51,529,036
Common stock warrant	21,465,121	400,160
Total	92,742,943	60,605,522

13. Stock-Based Compensation

In February 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan is the successor to and continuation of the Second Amended and Restated 2012 Stock Plan (“2012 Plan”) and the 2015 Consultant Stock Plan (“2015 Plan”) and is administered with either stock options or restricted stock units. The Board of Directors administers the plans. Upon adoption of the 2018 Plan, no new stock options or awards are issuable under the 2012 Plan, as amended, or the 2015 Plan. The 2018 Plan also provides for other types of equity to issue awards, which at this time the Company does not plan to utilize. The 2018 Plan was amended in March 2019 with 1,100,000 shares available for future grant.

In December 2019, the Company adopted the Second Amended and Restated 2018 Equity Incentive Plan, which increased the number of shares available for future grant to 2,700,000 shares. On March 4, 2020, the Board of Directors adopted the Third Amended and Restated 2018 Equity Incentive Plan (“2018 Third Amended Plan”), which increased the number of shares available for future grant to a total of 7,615,733 shares and was approved by stockholders on March 5, 2020.

The 2018 Third Amended Plan provides for automatic annual increase in the number of shares of common stock reserved for issuance, which resulted in an additional 4,537,676 shares reserved for future issuance effective January 1, 2021. On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan") and an increase of 7,700,000 shares authorized for issuance, resulting in a total of 19,853,409 shares authorized for issuance under the 2018 Fourth Amended Plan. As of June 30, 2021, the number of shares available for grant under the 2018 Fourth Amended Plan was 4,876,797.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2015 Plan, and the 2018 Third Amended Plan during the six months ended June 30, 2021 (in thousands, except share and per share data):

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	4,268,945	$8.14
Options granted	8,387,906	3.62
Options exercised	(96,782)	1.27
Options forfeited/cancelled	(1,217,632)	4.61
Options expired	(175,491)	10.72
Balance at June 30, 2021	11,166,946	$5.15	8.91	$2,065
Vested and expected to vest at June 30, 2021	11,166,946	$5.15	8.91	$2,065
Vested and exercisable at June 30, 2021	2,225,549	$7.76	6.21	$793

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2021:

Risk-free interest rate	0.6% - 1.1%
Expected volatility	52.9% - 69.9%
Expected dividend yield	—%
Expected life (years)	3.0 - 6.3 years

The weighted-average grant date fair value of options granted during the six months ended June 30, 2021 and 2020 was $2.13 per option and $6.78 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2020	1,468,765	$8.73
Granted	3,920,143	3.37
Vested	(412,118)	7.37
Forfeited/cancelled	(598,964)	4.84
Balance at June 30, 2021	4,377,826	$4.59

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP. At December 31, 2020, 510,000 shares of common stock were reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance, which resulted in an additional 557,723 shares reserved for future issuance effective January 1, 2021. As of June 30, 2021 there were 812,891 total shares of common stock reserved for future issuance.

The Company commenced a series of offerings under the ESPP on December 1, 2020. The initial offering began December 1, 2020, ends on November 30, 2022 (unless terminated earlier, as described below) and consists of four purchase periods. The purchase periods end on the last trading day of May and November of each year. Eligible employees who enroll in the initial offering or any subsequent offering will be able to purchase shares of the Company’s common stock at a discount through payroll deductions, subject to certain limitations. The purchase price of the shares of common stock will be the lesser of (i) 85% of the fair market value of such shares on the offering date and (ii) 85% of the fair market value of such shares on the purchase date. Following the commencement of the initial offering, a new 24-month offering with four six-month purchase periods will automatically begin approximately every six months thereafter over the term of the ESPP. Offerings will be concurrent, but in the event the fair market value of a share of common stock on the first day of any purchase period during an offering (“New Offering”) is less than or equal to the fair market value of a share of common stock on the offering date for an ongoing offering (“Ongoing Offering”), then the Ongoing Offering terminates immediately following the purchase of shares on the purchase date immediately preceding the New Offering and the participants in the terminated Ongoing Offering are automatically enrolled in the New Offering. Notwithstanding the above, the Company’s board of directors (or an authorized committee thereof) may modify the terms of or suspend any future offerings prior to their commencement. The Company issues new shares for purchases of stock made pursuant to the ESPP.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development	1,080	823	1,675	1,472
Selling and marketing	310	511	660	882
General and administrative	2,000	1,240	3,290	1,931
Discontinued operations	1,080	450	1,475	796
Total stock-based compensation expense	$4,470	$3,024	$7,100	$5,081

At June 30, 2021 and December 31, 2020, there was $23.2 million and $12.8 million, respectively, of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.82 and 2.93 years, respectively.

14. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to maintenance of a full valuation allowance, the Company had a zero effective tax rate for the three and six months ended June 30, 2021. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating loss (“NOL”) carryforwards, interest deductions and payroll tax benefits. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. During the first quarter of 2020, the Company recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation corresponding to anticipated tax refunds applicable to taxable years 2013, 2014, 2015, and 2017. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, the Company has agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with the government settlement (see Note 10). The Company received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act during 2020. There is no additional carryback for the six months ended June 30, 2021.

The Company’s NOL carryforwards and research and expenditure credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (“Code”), and similar state provisions if the Company experiences an ownership change within the meaning of such Code sections. In general, an ownership change, as defined by Sections 382 and 383 of the Code, occurs when there is a 50 percentage points or more shift in ownership, consisting of shareholders owning more than 5% in the Company, occurring within a three-year testing period. During the year ended December 31, 2020, the Company completed a formal Section 382 study and concluded that an ownership change, within the meaning of Sections 382 and 383, limiting future utilization of existing tax attribute carry-forwards, had not occurred. Any future ownership changes under Section 382 and 383 could have an impact to the utilization of the net operating losses and general business credits.

15. Net Loss Per Share

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

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	June 30, 2021	June 30, 2020
Options to purchase common stock	11,166,946	3,848,838
Restricted stock units	4,377,826	1,095,095
Common stock warrant	21,465,121	400,160
Common stock issuable upon conversion of Convertible Notes	50,856,253	—
Series A Preferred Stock	—	—
Series B Preferred Stock	—	—
Series B Preferred Stock Purchase Warrant	—	—
Total	87,866,146	5,344,093

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020 included in our Annual Report on Form 10-K. Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Progenity, Inc.

This Quarterly Report includes forward-looking statements that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” "target," "forecast," or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the SEC. These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

Overview

We are a biotechnology company innovating in the fields of women's health, gastrointestinal health and oral biotherapeutics. We apply a multi-omics approach, combining genomics, epigenomics, proteomics, and metabolomics to the development of a suite of investigational ingestible devices and drug/device combinations designed to provide precise diagnostic sampling and drug delivery solutions. Our vision is to transform healthcare to become more precise and personal by improving the diagnoses of disease and improving patient outcomes through localized treatment with targeted therapies. Our continuous pursuit of innovative solutions seeks to provide near-term commercial applications while also developing the drug delivery systems of the future, with critical near-term milestones across numerous pipeline products, including our PreecludiaTM pre-eclampsia rule-out test, our Drug Delivery System (DDS) platform, and our Oral Biopharmaceutical Delivery System (OBDS).

Strategic Transformation

In June 2021, we announced a strategic transformation pursuant to which we are refocusing our efforts on our robust research and development pipeline to better position the business for future growth. The strategic transformation includes the closure of our genetics lab in Ann Arbor, Michigan, a reduction in force and other cost-cutting measures and operational improvements. We also continue to seek opportunities to generate non-dilutive capital through partnerships and strategic alternatives for non-core assets, including our affiliate Avero Diagnostics, the potential proceeds of which could help fund the company's research and clinical development activities, if successful.

Prior to the closure of our genetics laboratory in Ann Arbor, Michigan, we generated revenue by providing tests through our Ann Arbor laboratory, including throughout most of the second quarter of 2021. We received payments for such tests from payors, laboratory distribution partners, and self-paying individuals and more than 95% of payments for our tests we received through reimbursement. We received reimbursement from several distinct channels: commercial third-party payors, laboratory distribution partners, and government health benefits programs such as Medicare and Medicaid. Due to the typical lag in payment following performance of a test, we expect to continue to receive reimbursement payments for a period of time following the closure of the laboratory.

We continue to provide anatomic and molecular pathology tests and genetic testing through our affiliate Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics ("Avero"), located in Lubbock and Irving, Texas. Tests are distributed through a dedicated direct sales force, supported by a field operations team who provide logistical functions in receiving clinical samples at the laboratory for analysis.

In the second quarter of 2020, we added COVID-19 testing to our offering and began offering COVID-19 testing nationally in mid-November 2020. Future demand for COVID-19 testing is becoming increasing difficult to predict due to various factors, including, but not limited to, the availability of vaccinations, the number of individuals who choose to be vaccinated, the effectiveness of the various vaccinations against variants, the rate of new cases, and evolving government directives, laws, regulations and rules related to COVID-19 testing. In the long term, we expect that the COVID-19 pandemic will eventually dissipate and, as a result, the significance of COVID-19 testing to our business and financial results will decrease. During the three months ended June 30, 2021, we accessioned approximately 12,000 COVID-19 tests.

We are engaged in research and development activities with respect to tests under development and precision medicine product candidates. Following the strategic transformation, we have begun devoting substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities, including undertaking preclinical and clinical studies of our precision medicine product candidates, conducting clinical trials of our most advanced precision medicine product candidates, organizing and staffing our company, business planning and raising capital. We do not have any precision medicine products approved for sale, and we have not generated any revenue from precision medicine product sales.

Our business involves significant investment in research and development activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our precision medicine product candidates and as we seek to expand our pipeline of precision medicine product candidates. The achievement of key development milestones (e.g., clinical verification and validation and CLIA certification for our molecular tests and clinical studies and regulatory approval for our precision medicine product candidates) is a key factor in evaluating our performance.

We expect to continue to incur significant expenses and increasing operating losses in the near term. We expect our expenses will increase substantially in connection with our ongoing activities, as we:

•
continue to advance the preclinical and clinical development of our lead precision medicine product candidates;
•
initiate preclinical studies and clinical trials for additional precision medicine product candidates that we may identify in the future;
•
increase personnel and infrastructure to support our clinical development, research and manufacturing efforts;
•
build out and expand our in-house process development and engineering and manufacturing capabilities for R&D and clinical purposes;
•
continue to develop, perfect and defend our intellectual property portfolio; and
•
incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our precision medicine product candidates, which we expect will take several years. We expect to spend a significant amount in development and marketing costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our precision medicine product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay or modify preclinical and clinical trials of our precision medicine product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our precision medicine product candidates. In addition, we may not be profitable even if we commercialize any of our precision medicine product candidates.

Due to the impact of the COVID-19 pandemic and resulting work-from-home policies and other operational limitations mandated by federal, state, and local governments, certain of our research and development activities have been delayed and may be further delayed until such operational limitations are lifted. While we are implementing mitigation strategies, where possible, certain preclinical and clinical activities were suspended during the implementation of these policies and will necessarily incur some delay following the resumption of normal operations. While some of our research and development laboratory work was impacted by the stay-at-home shutdown, especially in our Ann Arbor facilities, our preeclampsia test verification work restarted in June 2020 and has now migrated to the operations laboratory, which is part of our essential services, and is, therefore, less exposed to further shutdowns caused by the COVID-19 pandemic. However, the development of our new products could continue to be delayed if any stay-at-home orders in the State of Michigan are reinstated.

Key Components of Our Results of Operations

We are providing the following summary of our revenues, research and development expenses and general and administrative expenses to supplement the more detailed discussion below. This summary excludes our revenues, research and development expenses, selling and marketing, general and administrative and other expenses associated with our Laboratory Operations, which are reported within loss from discontinued operations.

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of NIPT, genetic carrier screening, and pathology molecular testing. If our development efforts for our precision medicine product candidates or other products under development are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our precision medicine product candidates, other pipeline products or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our precision medicine product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our precision medicine product candidates.

Research and Development

Research and development expenses consist primarily of costs associated with developing new products, including our preeclampsia test and our precision medicine product candidates. Research and development expenses also consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, benefits, consulting costs, and allocated overhead costs. Research and development costs are expensed as incurred.

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

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. We expect our research and development expenses to increase significantly over the next several years as we conduct additional preclinical studies and clinical trials, including later-stage clinical trials, for our current and future product candidates and pursue regulatory approval of our product candidates.  The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including:

•
the safety and efficacy of our product candidates;
•
early clinical data for our product candidates;
•
investment in our clinical programs;
•
the ability of collaborators to successfully develop our licensed product candidates;
•
competition;
•
manufacturing capability; and
•
commercial viability.

We may never succeed in achieving regulatory approval for any of our product candidates due to the uncertainties discussed above. We are unable to determine the duration and completion costs of our research and development projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if ever.

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

Selling and Marketing

Selling and marketing expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation expense, and benefits for our sales and marketing team. Selling and marketing expenses also include costs for communication, advertising, conferences, other marketing events, and allocated overhead costs. We expect selling and marketing expense to decrease due to the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include professional fees of audit, legal, and recruiting services. Following the listing of our common stock on Nasdaq, we incurred additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we will continue to incur expenses in the areas of insurance, investor relations, and professional services. Furthermore, we expect to incur expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the California subpoena, the Colorado recoupment, the Ravgen lawsuit and IPO related litigation described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report. However, we expect the dollar amount of our general and administrative expenses to decrease for the foreseeable future as a result of the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate.

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

We recognize the effect of income tax positions only if those positions are more likely than not to be sustained. Recognized income tax positions are measured at the largest amount that is more than 50% likely of being realized. Changes in recognition or measurement are recognized in the period in which the change in judgment occurs. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. Due to losses generated in the past and projected future taxable losses anticipated in the future, we established a 100% valuation allowance on net deferred tax assets.

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

Results of Operations.

Comparison of Three Months Ended June 30, 2021 and 2020

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$463	$—
Cost of sales	—	—
Gross profit	463	—
Operating expenses:
Research and development	13,401	12,234
Selling and marketing	2,006	1,547
General and administrative	20,709	12,702
Total operating expenses	36,116	26,483
Loss from operations	(35,653)	(26,483)
Interest expense	(3,502)	(2,489)
Loss on warrant liability	(5,146)	—
Interest and other income (expense), net	2,901	(3,751)
Loss from continuing operations	(41,400)	(32,723)
Loss from discontinued operations	(37,131)	(20,060)
Net loss	$(78,531)	$(52,783)

Revenue

As a result of the classification of the Company's Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Cost of Sales

As a result of the classification of the Company's Laboratory Operations to discontinued operations, all cost of sales from Laboratory Operations has been classified as discontinued operations.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$13,401	$12,234	$1,167	9.5%

The increase in research and development expenses was primarily attributable to an increase in supplies costs that will be used for research and development.

Selling and Marketing Expenses

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$2,006	$1,547	$459	29.7%

The increase in selling and marketing expenses was primarily attributable to an increase in consulting fees for brand development related to preeclampsia. However, we expect the dollar amount of our selling and marketing expenses to decrease going forward, as a result of the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate.

General and Administrative Expenses

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$20,709	$12,702	$8,007	63.0%

The increase in general and administrative expenses was primarily attributable to an increase in consulting professional fees as part of the strategic transformation restructuring, salary and benefits due to new equity awards issued in April 2021 and business insurance costs related to our director and officer insurance premiums. However, we expect the dollar amount of our general and administrative expenses to decrease going forward, as a result of the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate.

Interest Expense

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$3,502	$2,489	$1,013	40.7%

The increase in interest expense was due to the extinguishment of the Term Loan and the issuance of the Convertible Notes and amortization of the debt discount.

Loss on Warrant Liability

	Three Months Ended June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss on warrant liability	$5,146	$-	$5,146	100.0%

The increase in loss on warrant liability was due to the remeasurement of the warrant liability for warrants issued in June 2021 as of June 30, 2021.

Interest and Other Income (Expense), Net

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest and other income (expense), net	$2,901	$(3,751)	$6,652	*

* The change is more than 100%

The change in Interest and other income (expense), net, was primarily due to a $3.2 million gain related to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes and a $3.6 million loss on extinguishment of debt associated with the conversion of an unsecured promissory note into shares of common stock upon completion of the IPO in June 2020.

Discontinued Operations

	Three Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss from discontinued operations	$37,131	$20,060	$17,071	85.1%

The increase in loss from discontinued operations was due to the closure of our Laboratory Operations during the second quarter ended June 30, 2021. The increase in loss was attributable to inventory write-downs, severance, property and equipment write-downs and contract termination expenses incurred during the three months ended June 30, 2021. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding discontinued operations.

Comparison of Six Months Ended June 30, 2021 and 2020

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$630	$—
Cost of sales	—	—
Gross profit	630	—
Operating expenses:
Research and development	25,074	23,476
Selling and marketing	3,864	3,235
General and administrative	38,809	24,421
Total operating expenses	67,747	51,132
Loss from operations	(67,117)	(51,132)
Interest expense	(7,022)	(4,771)
Loss on warrant liability	(2,496)	—
Interest and other income (expense), net	17,774	(3,771)
Loss before income taxes	(58,861)	(59,674)
Income tax benefit	—	(37,697)
Loss from continuing operations	(58,861)	(21,977)
Loss from discontinued operations	(51,934)	(47,958)
Net loss	$(110,795)	$(69,935)

Revenue

As a result of the classification of the Company's Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Cost of Sales

As a result of the classification of the Company's Laboratory Operations to discontinued operations, all cost of sales from Laboratory Operations has been classified as discontinued operations.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$25,074	$23,476	$1,598	6.8%

The increase in research and development expenses was primarily attributable to an increase in salary and benefits and an increase in professional fees related to product design, offset by a decrease in supplies costs. The increase in salary and benefits is driven by additional stock-based compensation expense and increased salaries. The increase in professional fees is driven by higher product design fees and engineering work for our precision medicine product candidates.

Selling and Marketing Expenses

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$3,864	$3,235	$629	19.4%

The increase in selling and marketing expenses was primarily attributable to an increase in consulting fees for brand development related to preeclampsia. However, we expect the dollar amount of our selling and marketing expenses to decrease going forward, as a result of the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate.

General and Administrative Expenses

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$38,809	$24,421	$14,388	58.9%

The increase in general and administrative expenses was primarily attributable to an increase in consulting professional fees as part of the strategic transformation restructuring, legal fees related to general corporate and patent litigation matters, salary and benefits due to new equity awards issued in April 2021 and business insurance costs related to our director and officer insurance premiums. However, we expect the dollar amount of our general and administrative expenses to decrease going forward, as a result of the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate.

Interest Expense

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$7,022	$4,771	$2,251	47.2%

The increase in interest expense was due to the extinguishment of the Term Loan and the issuance of the Convertible Notes and amortization of the debt discount.

Loss on Warrant Liability

	Six Months Ended June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss on warrant liability	$2,496	$-	$2,496	100.0%

The increase in loss on warrant liability was due to the remeasurement of the warrant liability for warrants issued in June 2021, as of June 30, 2021, offset by the remeasurement of the warrant liability for warrants issued in February 2021, as of March 31, 2021.

Interest and Other Income (Expense), Net

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest and other income (expense), net	$17,774	$(3,771)	$21,545	*

* The change is more than 100%

The change in Interest and other income (expense), net, was primarily due to an $18.0 million gain related to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes and a $3.6 million loss on extinguishment of debt associated with the conversion of an unsecured promissory note into shares of common stock upon completion of the IPO in June 2020.

Income Tax Benefit

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax benefit	$—	$37,697	$(37,697)	100.0%

The tax benefit during the three months ended March 31, 2020 was recorded due to the net operating loss carryback provisions available under the CARES Act legislation enacted in March 2020, which did not occur again in the first quarter of 2021. The Company established a full valuation allowance on net deferred tax assets due to losses generated in 2018 and projected taxable losses anticipated in the future. Due to the valuation allowance on deferred tax assets, no tax benefit was recorded for our net loss during the six months ended June 30, 2021.

Discontinued Operations

	Six Months Ended
	June 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss from discontinued operations	$51,934	$47,958	$3,976	8.3%

The increase in loss from discontinued operations was due to the closure of our Laboratory Operations during the second quarter ended June 30, 2021. The increase in loss was attributable to inventory write-downs, severance, property and equipment write-downs and contract termination expenses incurred during the six months ended June 30, 2021. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including Convertible Notes.

As of June 30, 2021, we had $66.0 million of cash and cash equivalents, $157.5 million of outstanding Convertible Notes, and mortgages outstanding of $1.3 million. Our accumulated deficit as of June 30, 2021, was $652.1 million. For the six months ended June 30, 2021, we had a net loss of $110.8 million and cash used in operations of $52.1 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development expenses, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2021. We intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios or divestitures of the Company's assets. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Convertible Notes

In December 2020, in connection with a private offering of convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and

December 1 of each year, with the initial payment on June 1, 2021. During the three and six months ended June 30, 2021, we recognized interest expense on the Convertible Notes of $3.1 million and $6.2 million, respectively.

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

PIPE Financings

In February 2021, we entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors, pursuant to which the purchasers purchased an aggregate of 4,370,629 units representing (i) 4,370,629 shares of the Company’s common stock, par value $0.001 per share, and (ii) warrants to purchase up to 4,370,629 shares of common stock. The purchase price for each unit was $5.72, for an aggregate purchase price of approximately $25.0 million. The transaction closed on February 25, 2021. The warrants are exercisable for cash at an exercise price of $6.86 per share, subject to adjustments as provided under the terms of the warrants. The warrants are immediately exercisable for cash and expire on the fifth anniversary of the date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to us of approximately $30.0 million.

In June 2021, we entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors, pursuant to which the purchasers have agreed to purchase an aggregate of 16,194,332 units representing (i) 16,194,332 shares of the Company’s common stock, par value $0.001 per share (or pre-funded warrants in lieu thereof), and (ii) warrants to purchase up to 16,194,332 shares of common stock. The purchase price for each unit was $2.47, for an aggregate purchase price of approximately $40.0 million. The transaction closed on June 14, 2021. The warrants are immediately exercisable at an exercise price of $2.84 per share, subject to adjustments as provided under the terms of the warrants, and expire on the fifth anniversary of the date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to us of approximately $46 million.

Mortgages

In January 2014, we executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring a facility located in Ann Arbor, Michigan, which was previously leased by us and is used primarily for laboratory testing and research purposes. The outstanding balance was $1.3 million and $1.3 million as of June 30, 2021 and December 31, 2020, respectively. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. Additionally, we have a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero Diagnostic’s property located in Lubbock, Texas, which is used primarily for laboratory testing. The outstanding balance was $1.6 million and $1.7 as of June 30, 2021 and December 31, 2020, respectively. The mortgage matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development expenses will continue to increase as we focus on developing innovative products, including our preeclampsia test and our precision medicine product candidates, through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. We expect selling and marketing and general and administrative expenses to decrease as a result of the shut down of our Laboratory Operations and the potential divestiture of our Avero affiliate. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(84,250)	$(43,202)
Cash used in investing activities	(1,021)	(1,627)
Cash provided by financing activities	59,742	126,601

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2021 was primarily attributable to a $110.8 million net loss, adjusted for $3.7 million of non-cash charges, primarily driven by $18.0 million change in fair value related to the Convertible Notes, $2.5 million of change in fair value of warrant liability, $5.6 million of stock-based compensation expense, and $1.0 million of depreciation and amortization expense. The net cash outflow from changes in operating assets and liabilities was attributable to a $4.9 million increase in prepaid expenses and other and a $7.0 million increase in accrued expenses and other liabilities, offset by a $6.6 million decrease in other long-term liabilities and a $1.7 million decrease in accounts payable. Additionally, net cash used in operating activities from discontinued operations contributed $32.1 million of outflows.

Net cash used in operating activities in the six months ended June 30, 2020 was primarily attributable to a $69.9 million net loss, adjusted for $33.7 million of non-cash charges, primarily driven by $23.7 million of non-cash revenue reserve, $4.3 million of stock-based compensation expense, $3.4 million loss on extinguishment of convertible notes and $1.3 million of amortization of debt discount. The net cash outflow from changes in operating assets and liabilities was attributable to a $15.0 million increase in income tax receivable offset by a $7.5 million decrease in accrued expenses and other current liabilities related to settlement accruals for payments due to third-party payors. Additionally, net cash used in operating activities from discontinued operations contributed $34.9 million of outflows.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2021 was attributable to a $0.9 million purchase of property and equipment. Net cash used in investing for the six months ended June 30, 2020 was attributable to a $0.7 million purchase of property and equipment and $0.9 million from discontinued operations.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2021 was primarily attributable to $23.4 million in net proceeds from the issuance of common stock, and $39.4 million in net proceeds from the issuance of common stock warrants, partially offset by $2.7 million in payments for insurance financing, and $0.2 million in principal payments on mortgages payable and capital lease obligations. Net cash provided by financing activities during the six months ended June 30, 2020 was primarily attributable to $90.9 million in net proceeds from the issuance of common stock, $21.3 million in net proceeds from the issuance of Series B Preferred Stock and $14.9 million in net proceeds from the issuance of a convertible note.

Off-Balance Sheet Arrangements.

As of June 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

 For the Company’s significant accounting policies for assets held for sale and discontinued operations, see Note 2, within the notes to the unaudited condensed consolidated financial statements. During the six months ended June 30, 2021, there were no other significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended December 31, 2020.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

Refer to Note 11, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our Annual Report and our Quarterly Reports on Form 10-Q for prior periods, for information on our historical and ongoing legal proceedings.

Colorado Recoupment

On July 21, 2021, we received a letter from the Colorado Department of Health Care Policy and Financing ("Department"), informing us that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. The historical payments for which the Department is seeking recoupment are claimed to relate to our Preparent expanded carrier screening tests primarily on the basis that such tests were not medically necessary.

We previously entered into settlement agreements with 45 states, including the State of Colorado as part of a settlement with respect to certain civil claims related to our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

 We intend to dispute this claim of recoupment with the Department and seek to offset any amounts previously paid to the Department in connection with the State Settlement Agreements. As stated previously, such provider-payor disputes are not uncommon and we expect to approach this dispute with an aim to resolve in a mutually satisfactory manner. At this very preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to Progenity’s genetic testing practices, including NIPT, particularly those with a nexus to California patients.  The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” At this very preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

Natera Settlement

On June 17, 2020, Natera, Inc. filed suit in the Western District of Texas (W.D. Texas Civil Action No. 6:20-cv-532) asserting the Company’s infringement of six Natera patents based on a portion of the Company’s NIPT product offering.  In August 2021, the Company and Natera entered into a settlement agreement.  The agreement does not require us to make a cash payment. The settlement agreement is subject to court approval.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc., or Ravgen, filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting our infringement of two Ravgen patents. We responded to the complaint on March 23, 2021.

We believe the claims in Ravgen’s complaint are without merit, and we are vigorously defending against them.

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock, or the IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their amended complaint on February 4, 2021. It alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that we (i) had overbilled government payors by $10.3 million and thus overstated our revenues for the full fiscal year 2019 and first quarter of 2020, and (ii) were allegedly suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, we moved to dismiss the amended complaint on April 5, 2021. Lead Plaintiffs’ filed their opposition to the motion on June 4, 2021. Together with the underwriters of the IPO, we filed a reply in support of the motion to dismiss on July 19, 2021. We intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the Southern District of California, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Securities Exchange Act of 1934. The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the outcome of the motion to dismiss in the above-described securities lawsuit.  We intend to vigorously defend against these claims.

Given the uncertainty of litigation, the preliminary stages of the Ravgen and IPO litigations, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

Item 1A.  Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion & Analysis” and the financial statements and related notes, before deciding to make an investment decision with respect to shares of our common stock. If any of the following risks actually occurs, our business, financial condition, operating results, reputation, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In this “Risk Factors” section, unless the context requires otherwise, references to “we,” “us,” “our,” “Progenity” or the “company” refer to Progenity, Inc. and, where also applicable, Avero Diagnostics.

Risk Factor Summary

•
Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business. In addition, in June 2021, we announced a strategic transformation that involves certain cost realignment measures. We may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.
•
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
•
Our success depends on our ability to develop new product candidates, which is complex and costly and the results are uncertain.
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
•
If third-party payors do not adequately reimburse for the products offered by Avero Diagnostics or our product candidates, they might not be purchased or used, which may adversely affect our revenue and profitability.
•
We may be unable to expand or maintain third-party payor coverage and reimbursement for the products offered by Avero Diagnostics or our future products.
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

Risks Related to Our Business and Industry

Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business. In addition, in June 2021, we announced a strategic transformation that involves certain cost realignment measures. We may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.

As of June 30, 2021, we had 511 full-time employees worldwide. In November 2020, we approved a reduction in force that resulted in the termination of approximately 9.5% of our workforce. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by focusing on key milestones and to limit progression of other costs to track our top line performance.

In addition, on June 1, 2021, we announced a strategic transformation, or the Strategic Transformation, which involves certain cost realignment measures including the discontinuation of the provision of commercial genetic laboratory-developed test services through our Ann Arbor, Michigan CLIA-certified laboratory and the termination of approximately 374 employees across the Company and our affiliated entity, Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics, which represents approximately 56% of our workforce. As a result of the Strategic Transformation, our business is refocusing on our research and development pipeline, which we expect will materially reduce our operating expenditures, more effectively allocate capital and unlock the value of the our differentiated research and development pipeline.

Over the past several years, we significantly expanded the size of our organization, particularly personnel within our sales and marketing and research and development groups. As a result of the Strategic Transformation, we are reducing certain aspects of our organization, particularly personnel within our Laboratory Operations and support and sales and marketing teams. In addition, certain of our managerial, operational, research and development, financial, and other personnel will be impacted by the Strategic Transformation. Whereas, the historical addition of employees imposed significant added responsibilities on members of management, our cost realignment measures pursuant to the Strategic Transformation may impose additional obligations on existing personnel, including increased responsibilities with respect to managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties, and executing on and improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance, our ability to successfully develop, market, and sell our products and product candidates, including the products offered by Avero Diagnostics, and our ability to effectively implement the Strategic Transformation will each impact our needs in terms of personnel. Our management may also have to devote a substantial amount of time to implementing the Strategic Transformation or pursuing additional strategic transactions, which may divert a disproportionate amount of attention away from day-to-day activities. Further, our future success depends on our ability to effectively implement the Strategic Transformation and on the successful development and commercialization of our research and development pipeline. We cannot assure you that we will achieve the full magnitude of cost savings and reduced operating expenditures that we have disclosed that we expect the Strategic Transformation to achieve or that any of our businesses will achieve the revenues that we have disclosed that we expect them to achieve following the Strategic Transaction, as a result of unexpected costs, costs associated with the strategic transformation such as severance and contract terminations or otherwise. In addition, we cannot assure you that our efforts related to the Strategic Transformation will improve our financial condition due to necessarily decreased revenue, including as a result of the termination of testing services, or will increase stockholder value. Any inability to execute and evolve in accordance with the Strategic Transformation and our other business initiatives could adversely impact our financial condition and results of operations.

The ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including but not limited to our Laboratory Operations, sales and marketing efforts, supply chain operations, research and development activities and capital raising activities, could be adversely affected by health epidemics in regions where we have business operations, including the ongoing COVID-19 pandemic, and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. While vaccines have proven effective against SARS CoV-2, virus variants may cause a resurgence of COVID cases and vaccination rates may be insufficient to achieve herd immunity in locations where we conduct business.

In response to public health directives and orders imposed as a result of the COVID-19 pandemic, we have implemented work-from-home policies for most of our employees. The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies have negatively impacted, and may further negatively impact, productivity, and our preclinical and clinical programs and timelines, and disrupt our business in other ways, the magnitude of which will depend, in part, on future developments related to restrictions, variants, levels of vaccination and effectiveness of various vaccines, and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor relevant laws and regulations, and will reopen our offices to allow employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on state and local orders, employee safety and optimal work environment.

Quarantines, shelter-in-place, executive, and similar government orders, or the perception that such orders, shutdowns or other restrictions on the conduct of business operations could occur, related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials we use or require to conduct our business, including product development, which would disrupt our supply chain. In particular, some of our suppliers of certain materials used in our Laboratory Operations and research and development activities are located in areas that are or were subject to executive orders and shelter-in-place orders. While many of these materials may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. To date, we are aware of certain suppliers for our research and development activities who have experienced operational delays directly related to the COVID-19 pandemic.

The spread of COVID-19, which has caused a broad impact globally, has affected and may further materially affect us economically, including a continuing and significant reduction in laboratory testing volumes.  A future recession or market correction resulting from the spread of COVID-19 and related government orders and restrictions could materially affect our business and the value of our common stock.

In addition, our preclinical and clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we originally intended to commence our pilot clinical study for PIL Dx in 2020, that timeline was delayed due to circumstances and uncertainties created by the COVID-19 pandemic and we now expect to instead commence this study in the second half of 2021. If COVID-19 experiences a resurgence in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

We expect to incur significant costs in connection with the development, approval, and commercialization of enhanced, improved, or new product candidates. Even if we succeed in creating such product candidates from these investments, those innovations still may fail to result in commercially successful products.

Other than revenues from our Avero Diagnostics laboratory testing business, we do not expect to generate significant revenues from other sources in the immediate future. We do not expect Avero Diagnostics to generate sufficient revenue to cover our costs, including research and development expenses related to furthering our product pipeline, and achieve or sustain profitability. In addition, and as previously disclosed, we are evaluating strategic opportunities for Avero Diagnostics to generate non-dilutive capital. If we dispose of Avero Diagnostics, our main source of revenue will be eliminated and we may not generate revenue in the future until we are able to achieve commercialization of our product candidates or enter into licensing or collaboration agreements with respect to such product candidates.

Since we or any collaborators or licensees may not successfully develop additional product candidates, obtain required regulatory authorizations, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such product candidates with desired margins, our expenses may continue to exceed any revenues we may receive. Our operating expenses also will increase as and if, among other things:

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

We expect to incur significant costs in connection with our operations, including but not limited to the research and development, marketing authorization, and commercialization of new tests, medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our offerings to date will not be sufficient to fully fund these activities. In addition, as a result of the Strategic Transformation, our revenue will be significantly reduced. We will need to raise additional funds through public or private equity or debt financings, collaborations, licensing arrangements or sales of assets to continue to fund or expand our operations. If we dispose of Avero Diagnostics, we will no longer generate revenue from our historical testing business, and we would dependent on such additional sources of capital, including public or private equity or debt financings, collaborations, licensing arrangements or sales of assets for all of our future capital requirements if we do not achieve commercialization of our product candidates.

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
•
the commercial success of our future products;
•
the termination costs associated with our Strategic Transformation;
•
our ability to obtain more extensive coverage and reimbursement for our tests and therapeutic products, if any, including in the general, average-risk patient population;
•
any revenues received from our ongoing commercial operations;
•
any proceeds from strategic transactions; and
•
our ability to collect our accounts receivable.

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

We expect any of our future precision medicine products to face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. The larger competitors have substantially greater financial and human resources, as well as a much larger infrastructure than we do. For more information on our precision medicine competitors, see Part I, Item 1. “Business-Competition in Precision Medicine” in our Annual Report on Form 10-K for the year ended December 31, 2020, or the Annual Report.

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

It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products that are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of our products sold by Avero Diagnostics and any future products may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over our products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.

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

Our success depends on our ability to develop new product candidates, which is complex and costly and the results are uncertain.

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

The research and development process in our industries generally requires a significant amount of time from the research and design stage through commercialization. The launch of such new products requires the completion of certain clinical development and/or assay validations in the commercial laboratory. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals and will not be able to complete clinical development for any planned product in a timely manner. Such development and/or validation failures could prevent or significantly delay our ability to obtain FDA clearance or approval as may be necessary or desired, obtain approval by entities that provide oversight over LDTs, such as the State of New York, or launch any of our planned products and product candidates. At times, it may be necessary for us to abandon a product in which we have invested substantial resources. Without the timely introduction of new product candidates and improvements or enhancements of the products offered by Avero Diagnostics, our products may become obsolete over time and our competitors may develop products that are more competitive, in which case our business, operating results, and financial condition will be harmed.

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

Our operations with respect to our precision medicine platform to date have been limited to developing our platform technology, undertaking preclinical studies and clinical trials, and conducting research to identify potential product candidates. To date, we have only conducted clinical trials to evaluate whether our platform localization technology enables identification of the location of our ingestible medical devices within the gastrointestinal tract as well as the function of our DDS and RSS devices.

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
•
marketing authorization policies or regulations of the FDA or applicable foreign regulatory agencies may change in a manner rendering our clinical data insufficient for authorization; and
•
our product candidates may have undesirable side effects or other unexpected characteristics.

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

Patient enrollment in clinical trials and completion of patient follow-up depend on many factors, including the size of the patient population, the nature of the trial protocol, the proximity of patients to clinical sites, the eligibility criteria for the clinical trial, patient compliance, competing clinical trials and clinicians’ and patients’ perceptions as to the potential advantages of the product being studied in relation to other available therapies, including any new treatments that may be approved for the indications we are investigating. For example, patients may be discouraged from enrolling in our clinical trials if the trial protocol requires them to undergo extensive post-treatment procedures or follow-up to assess the safety and efficacy of a product candidate, or they may be persuaded to participate in contemporaneous clinical trials of a competitor’s product candidate. In addition, patients participating in our clinical trials may drop out before completion of the trial or experience adverse medical events unrelated to our product candidates. Delays in patient enrollment or failure of patients to continue to participate in a clinical trial may delay commencement or completion of the clinical trial, cause an increase in the costs of the clinical trial and delays, or result in the failure of the clinical trial.

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

The clinical trial process is lengthy and expensive with uncertain outcomes. We have limited data and experience regarding the safety and efficacy of the products offered by Avero Diagnostics and our product candidates. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products or product candidates.

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

The results of our clinical trials may not support the use of the tests offered by Avero Diagnostics or our other product candidates, or may not be replicated in later studies required for marketing authorizations.

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

In response to the COVID-19 pandemic, we are providing molecular testing for diagnosing COVID-19 through Avero Diagnostics. As a result in increased vaccination levels, the demand for such testing has decreased and may continue decrease in the future and our investment in such testing capabilities may not pay off.

The COVID-19 pandemic has created an opportunity for our diagnostic tests and the Avero Diagnostics laboratory is providing molecular testing for diagnosing COVID-19. Avero Diagnostics' molecular testing utilizes certain third-party in-vitro diagnostics that have received Emergency Use Authorization, or EUA, from the FDA. The FDA has the authority to issue an EUA during a public health emergency if it determines that based on the totality of the scientific evidence that it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved, and available alternative, and if other regulatory criteria are met. These standards for marketing authorization are lower than if FDA had reviewed these tests under its traditional marketing authorization pathways, and we cannot assure you that these would be cleared or approved under those more onerous clearance and approval standards. Moreover, FDA's policies regarding EUAs can change unexpectedly, and FDA may revoke an EUA where it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long these authorizations will remain in place or what future demand may be for COVID-19 tests. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Changes to FDA regulations or requirements could require changes to authorized tests, necessitate additional measures, or make it impractical or impossible for Avero Diagnostics to continue utilizing these tests. The termination of any of the EUAs for the COVID-19 testing being run by Avero Diagnostics could adversely impact our business, financial condition and results of operations. There is no assurance that our COVID-19 diagnostic testing program will continue to be accepted by the market or that, when compared to our COVID-19 tests, other diagnostic tests will not become more accepted, produce quicker results, or be more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. Demand for COVID-19 testing has decreased and future demand for COVID-19 testing is becoming increasing difficult to predict due to various factors including but not limited to the increased availability of vaccinations, the number of individuals who choose to be vaccinated, the effectiveness of the various vaccinations against variants, the rate of new cases, and evolving government directives, laws, regulations and rules related to COVID-19 testing. In the long term, we expect that the COVID-19 pandemic will eventually dissipate and, as a result, the significance of COVID-19 testing to our business and financial results will decrease. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

Our outstanding debt, and any new debt, may impair our financial and operating flexibility.

As of June 30, 2021, we had approximately $158.8 million of outstanding indebtedness, respectively, composed of the amount due under our convertible notes payable and mortgages payable. Certain of our debt agreements contain various restrictive covenants and our mortgages are secured by real estate assets.

The indenture for our convertible notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future, with certain exceptions. Under the convertible notes, we will not, and we will not permit any subsidiary of ours to, create, incur, assume or permit to exist any lien on any property or asset now owned or later acquired by us or any subsidiary that secures any indebtedness for borrowed money, other than (i) secured indebtedness for borrowed money in existence on the date of the indenture; (ii) permitted refinancing indebtedness incurred in exchange for, or the net proceeds of which are used to renew, refund, refinance, replace, defease or discharge any secured indebtedness for borrowed money permitted by clause (i) of this sentence; and (iii) additional secured indebtedness for borrowed money that, in an aggregate principal amount (or accredited value, as applicable), does not exceed $15 million at any time outstanding.

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

Although we have implemented compliance policies, we cannot ensure that our employees have adhered or will fully adhere to such policies.

We have implemented compliance policies and procedures intended to train and monitor our sales, billing, marketing and other personnel. Our efforts to implement appropriate monitoring of such personnel are ongoing and we have identified and are analyzing situations in which employees may have failed to fully adhere to our policies and applicable laws in the past. For example, as part of our work to improve our compliance program and our obligations under our Corporate Integrity Agreement (as defined below), including our internal auditing and monitoring function, we commissioned a third-party analysis of our coding and billing processes. In connection with that audit, we identified that we had not timely and appropriately transitioned to the implementation of a new CPT code in 2019, and as a result we received an overpayment of approximately $10.0 million from government payors during 2019 and early 2020. We also conducted a similar review of our historic practices regarding the collection of patient responsibility amounts, including copayments and deductibles, from government health program beneficiaries between May 2018 and May 2020. We reported the overpayments identified in both audits to the Office of Inspector General of the Department of Health and Human Services, or the OIG, in compliance with our Corporate Integrity Agreement. For additional information on our transition for this CPT code, see Notes 4 and 10 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance that we will not identify further compliance, billing, or other failures or experience similar issues in the future. Failure by our sales, billing, marketing, or other personnel to follow our policies and comply with applicable laws may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. For additional information regarding recent government investigations regarding our compliance with certain policies and laws, see Part II, Item 1. “Legal Proceedings.” In addition, in the event of failure by our sales, billing, marketing, or other personnel to follow our policies and comply with applicable laws, commercial third-party payors may refuse to provide all or any reimbursement for tests administered and seek repayment from us of amounts previously reimbursed, which failures may harm our ability to secure network contracts with third-party payors. For additional information regarding claims by and settlement agreements with commercial payors, see Part I, Item 1. “Business—Reimbursement-Payor Dispute” and “—Commercial Third-Party Payors” in the Annual Report. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects. For additional information regarding these risks, see the risk factor titled “If we or our commercial partners act in a manner that violates healthcare laws or otherwise engage in misconduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.”

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could harm our results of operations, liquidity and financial condition.

In connection with settlement of the government investigations described in Part II, Item 1. “Legal Proceedings,” effective July 21, 2020, we entered into a five-year corporate integrity agreement, or the Corporate Integrity Agreement, with the OIG. The Corporate Integrity Agreement requires, among other matters, that we maintain a Compliance Officer, a Compliance Committee, board review and oversight of healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; implement a risk assessment and internal review process; and submit periodic reports to the OIG regarding our compliance program and Corporate Integrity Agreement implementation. The Corporate Integrity Agreement requires us to report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. See the risk factor titled “Although we have implemented compliance policies and have an internal audit function, cannot ensure that our employees have adhered or will fully adhere to such policies.” We are in the process of implementing the processes, policies and procedures required under the Corporate Integrity Agreement. Implementing and administering such processes, policies and procedures will require significant management attention and cash and other resources. Furthermore, while we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable federal healthcare laws or all requirements of the Corporate Integrity Agreement. Our failure to comply with our obligations under the Corporate Integrity Agreement could result in monetary penalties and our exclusion from participating in federal healthcare programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition.

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

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, processing of, or transfer of sensitive information, including personally identifiable information, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including those that assert that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. We could be subject to fines and penalties (including civil and criminal) under HIPAA for any failure by us or our business associates to comply with HIPAA’s requirements. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for qualified personnel is intense, especially for personnel in our industry and especially in the areas where our headquarters and laboratory facilities are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to their former employees, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, operating results, and financial condition could be adversely affected.

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, commercialize, and manufacture some or all of our product candidates.

We expect to depend on collaborators, partners, licensees, manufacturers, and other third parties to support our product candidate development efforts, including, in the case of our LDTs under development, to conduct additional validation studies within their respective labs, to manufacture our product candidates and to market, sell, and distribute any products we successfully develop. Any problems we experience with any of these third parties could delay the development, commercialization, and manufacturing of our product candidates, which could harm our results of operations. For example, following the discontinuation of genetic laboratory-developed test services in our Ann Arbor laboratory, we are unable to independently commercialize PreecludiaTM as an LDT and will be required to partner with a third-party. Prior to marketing PreecludiaTM as an LDT, any future development partner would need to validate the test within their own lab, and such third party may not be successful in validating the test in their lab on a timely basis, or at all.

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

Our molecular testing business, including the business of Avero Diagnostics, depends on our ability to quickly and reliably deliver test results to our customers. We rely on third parties to perform sample collection, including phlebotomy services, and to transport samples to our laboratory facility or the third-party laboratories that we contract with in a timely and cost-efficient manner. Disruptions in these services, whether due to any natural or other disasters, pandemics, acts of war or terrorism, shipping embargoes, labor unrest, political instability, or similar events, could adversely affect specimen integrity and our ability to process samples in a timely manner and to service our customers, and ultimately our reputation and our business. In addition, if we are unable to continue to obtain expedited delivery services on commercially reasonable terms, our operating results may be adversely affected.

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

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design the products offered by Avero Diagnostics or, for any product candidates for which we may obtain marketing authorization from the FDA, obtain new marketing authorization from the FDA to use a new supplier. Any natural or other disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our tests and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

The manufacturing of the products offered by Avero Diagnostics and our precision medicine product candidates, is highly exacting and complex, and we depend on third parties to supply materials and manufacture all our products and product candidates.

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

In addition, we or third parties may experience other problems with the manufacturing, quality control, storage or distribution of our products, including equipment breakdown or malfunction, failure to follow specific protocols and procedures, problems with suppliers and the sourcing or delivery of raw materials and other necessary components, problems with software, labor difficulties, and natural disaster-related events or other environmental factors. These problems can lead to increased costs, lost sales, damage to customer relations, failure to supply penalties, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. If problems are not discovered before the product is released to the market, recalls, corrective actions, or product liability-related costs also may be incurred. Problems with respect to the manufacture, storage, or distribution of products could materially disrupt our business and have a material and adverse effect on our operating results and financial condition. For additional information regarding our third-party suppliers and manufacturers, see Part I, Item 1. “Business—Laboratories-Laboratory Supplies” in the Annual Report.

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

Our tests, including the tests offered by Avero Diagnostics and our future tests, may not perform as expected and may result in reduced confidence in our products or legal claims.

Our success depends on the market’s confidence that we can provide timely, reliable, high-quality test results, including through tests run by Avero Diagnostics. There is no guarantee that the accuracy and reproducibility we have demonstrated to date will continue. We believe that our customers (healthcare providers and their patients) are likely to be particularly sensitive to test limitations and errors, including inaccurate test results and the need on occasion to perform redraws on patients. As a result, if our tests do not perform as expected, our business, operating results, financial condition, and reputation will suffer. In addition, we may be subject to legal claims arising from such limitations, errors, or inaccuracies.

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

In Europe, the European Commission has granted marketing authorizations for several biosimilars pursuant to a set of general and product class-specific guidelines for biosimilar approvals issued over the past few years. In addition, companies are developing biosimilars in other countries that could compete with any biologic products that we develop. If competitors are able to obtain marketing approval for biosimilars referencing any biologic products that we develop, our product candidates may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences. Expiration or successful challenge of our applicable patent rights could also trigger competition from other products, assuming any relevant exclusivity period has expired. As a result, we could face more litigation and administrative proceedings with respect to the validity and/or scope of patents relating to our biologic products.

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

The products offered by Avero Diagnostics or our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory authorization, limit the commercial profile of an approved label or result in significant negative consequences following marketing approval, if granted.

The use of our products offered by Avero Diagnostics and precision medicine product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory authorization by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which would harm our business and financial results. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, operating results, financial condition and prospects.

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

Our products, including the products offered by Avero Diagnostics and our precision medicine product candidates under development, if authorized for marketing, may be subject to product recalls.

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

We provide anatomic and molecular pathology testing and genetic testing through our affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics, located in Lubbock and Irving, Texas. The laws of certain states in which we operate or may operate in the future prohibit non-physician entities from practicing medicine, exercising control over physicians or engaging in certain practices such as fee-splitting with physicians. Although we believe that we have structured our affiliation with Avero Diagnostics to ensure that the physicians maintain exclusive authority regarding the delivery of medical care, there can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, operating results, and financial condition. Regulatory authorities and other parties, including our associated physicians, may assert that, despite the management service agreement and other arrangements through which we operate, we are engaged in the prohibited corporate practice of medicine, and/or that our arrangement with Avero Diagnostics constitutes unlawful fee-splitting. If a corporate practice of medicine or fee-splitting law is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our relationship with Avero Diagnostics to bring its activities into compliance with such law. A determination of noncompliance, the termination of or failure to successfully restructure this relationship could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, operating results, and financial condition. For more information regarding our relationship with Avero Diagnostics, see Part I, Item 1. “Business—Government Regulation—Avero Diagnostics Relationship and the Corporate Practice of Medicine” of the Annual Report.

Defects or failures associated with our products offered by Avero Diagnostics or our product candidates, if approved, could lead to recalls or safety alerts and negative publicity.

Manufacturing flaws, component failures, design defects, off-label uses, or inadequate disclosure of product-related information could result in an unsafe condition or the injury or death of a patient. These problems could lead to a recall of, or issuance of a safety alert relating to, our commercialized products, and result in significant costs and negative publicity. A material adverse event involving one of our products offered by Avero Diagnostics or our product candidates could result in reduced market acceptance and demand for all products within that brand, and could harm our reputation and our ability to market our products in the future. In some circumstances, material adverse events arising from or associated with the design, manufacture or marketing of our products or product candidates, if approved, could result in among other things, labeling changes reflecting the updated safety information, regulatory requirements to issue communications to prescribers and/or conduct additional studies, or the suspension or delay of regulatory reviews of our applications for new marketing authorizations. We also may undertake a voluntary recall of products or product candidates, or temporarily shut down production lines based on performance relative to our own internal safety and quality monitoring and testing data. Any of these problems could disrupt our business and have a material and adverse effect on our business, operating results, and financial condition.

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

The marketing, sale, and use of our products offered by Avero Diagnostics and our product candidates, if approved, could result in substantial damages arising from product liability or professional liability claims that exceed our insurance coverage and resources.

The marketing, sale and use of our products offered by Avero Diagnostics and our product candidates, if approved, could lead to product liability claims against us if someone were to allege that our test or other product failed to perform as it was designed, or caused harm to an individual, or if someone were to misinterpret test results. We may be subject to liability for errors in, a misunderstanding of, or inappropriate reliance upon, the information we provide as part of the results generated by our tests. For example, the NIPT test run by Avero Diagnostics could provide a low-risk result for a chromosomal abnormality upon which a patient or physician may rely to make a conclusion about the health of the fetus, which may, in fact, have the condition because the test result was a false negative. As another example, the genetic carrier screening test run by Avero Diagnostics could provide a low-risk result regarding the carrier status of a disorder of an expectant parent upon which a patient or physician may rely to make a conclusion about the health of the fetus, which may, in fact, have the condition because the test result was a false negative. If the resulting baby is born with the condition, the family may file a lawsuit against us claiming product liability or professional liability.

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

DNA testing, such as testing that is conducted using the NIPT and genetic carrier screen tests run by Avero Diagnostics and our other products, has raised ethical, legal and social issues regarding privacy and the appropriate uses of the resulting information. Governmental authorities could, for social or other purposes, limit or regulate the use of genomic information or genomic testing or prohibit testing for genetic predisposition to certain conditions, particularly for those that have no known cure. Patients may also refuse to use genetic tests even if permissible, for similar reasons; they may also refuse genetic testing due to concerns regarding eligibility for life or other insurance. Ethical and social concerns may also influence U.S. and foreign patent offices and courts with regard to patent protection for technology relevant to our business.

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

Reimbursement Risks Related to Our Business

If third-party payors do not adequately reimburse for the products offered by Avero Diagnostics or any future products, they might not be purchased or used, which may adversely affect our revenue and profitability.

Our future revenues and profitability will depend heavily upon the availability of coverage and adequate reimbursement from governmental and other third-party payors, both in the United States and in foreign markets, for the use of the products offered by Avero Diagnostics and our potential products such as a test for preeclampsia, precision medicine devices, and pharmaceutical products. Coverage and reimbursement by governmental and commercial third-party payors may depend upon a number of factors, including the determination that the product and its use or administration for a particular patient is:

•
a covered benefit;
•
safe, effective, and medically necessary;
•
appropriate for the specific patient;
•
supported by guidelines established by the relevant professional college;
•
approved in any states where specific assay approval is necessary;
•
cost-effective; and
•
neither experimental nor investigational.

Obtaining coverage and reimbursement approval for a product from each third-party payor is a time-consuming and costly process that could require us or our commercial development partners to provide supporting scientific, clinical, and cost-effectiveness data for the use of our products to each payor. We may not be able to provide data sufficient to satisfy third-party payors that the product should be covered and reimbursed. There is substantial uncertainty whether any particular payor will cover and reimburse the use of any product incorporating new technology. Even when a payor determines that a product is eligible for reimbursement, the payor may impose coverage limitations that preclude payment for some uses that are approved by the FDA or a comparable authority. Moreover, eligibility for coverage does not imply that any product will be reimbursed in all cases or at a rate that allows us to make a profit or even cover our costs. Interim payments for new products, if applicable, may also not be sufficient to cover our costs and may not be made permanent. In some instances, payment may only be obtained by engaging in lengthy and costly appeals processes. Reimbursement rates may vary according to the use of the product and the clinical setting in which it is used, may be based on payments allowed for lower-cost products that are already reimbursed, may be incorporated into existing payments for other products, may reflect budgetary constraints and/or imperfections in Medicare, Medicaid or other data used to calculate these rates. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or by any future relaxation of laws that restrict imports of certain medical products from countries where they may be sold at lower prices than in the United States.

There have been, and we expect that there will continue to be, federal and state proposals to constrain expenditures for medical products, which may affect payments for the products offered by Avero Diagnostics or our future products. Governmental and private entities that establish reimbursement policies, including the Centers for Medicare and Medicaid Services, or CMS, frequently change product descriptors, coverage policies, product and service codes, payment methodologies and reimbursement values. Third-party payors often follow Medicare coverage policy and payment limitations in setting their own reimbursement rates, and both CMS and other third-party payors may have sufficient market power to demand significant price reductions. Due in part to actions by third-party payors, the healthcare industry is experiencing a trend toward containing or reducing costs through various means, including lowering reimbursement rates, limiting therapeutic class coverage, and negotiating reduced payment schedules with service providers for certain products.

Our inability to promptly obtain coverage and profitable reimbursement rates from third-party payors for the products offered by Avero Diagnostics or our future products could have a material and adverse effect on our business, operating results, and financial condition.

We may be unable to expand or maintain third-party payor coverage and reimbursement for the products offered by Avero Diagnostics or our future tests or products.

Our business depends on our ability to obtain or maintain adequate reimbursement coverage from third-party payors. Third-party reimbursement for our testing, including testing conducted by Avero Diagnostics, historically represented a significant portion of our revenues, and we expect third-party payors such as third-party commercial payors and government healthcare programs to continue to be our most significant sources of payments in the foreseeable future. It is to be determined whether and to what extent certain of our products, including those under development, will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payors for our existing or future tests or other products, our ability to generate revenues will be limited. For example, healthcare providers may be reluctant to order our tests or other products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient.

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

We have historically submitted for reimbursement using CPT codes based on the guidance of outside coding experts and legal counsel. There is a risk that the codes that we submitted may be rejected or withdrawn, including as a result of a change in the applicable code due to the use of a new technology for our tests, or that third-party payors will seek refunds of amounts that they claim were inappropriately billed based on either the CPT code used, or the number of units billed. In addition, third-party payors may not adequately reimburse for any CPT code we may use, or may seek recoupment for testing previously performed, which have occurred in the past.

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business, and we expect these disputes and requests for recoupment to continue. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Reimbursement—Commercial Third-Party Payors” in the Annual Report. Additionally, the Patient Protection and Affordable Care

Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the OIG’s healthcare enforcement authorities, and would be a potential violation of our obligations under our Corporate Integrity Agreement to report substantial overpayments to the OIG. Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

If a third-party payor successfully challenges that payment to us for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup payment, which amounts could be significant and would impact our operating results and financial condition. We may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, we have negotiated and settled these types of claims with third-party payors. We may be required to resolve further disputes in the future. For example, on November 16, 2020, we received a letter from Anthem informing us that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for our NIPT and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for our Preparent expanded carrier screening tests. We can provide no assurance that we will not receive similar claims for recoupment from other third-party payors in the future. For more information on this claim, see Part I, Item 1. “Business-Reimbursement—Payor Dispute” in the Annual Report. Any of these outcomes, including recoupment or reimbursements, might also require us to restate our financials from a prior period, any of which could have a material and adverse effect on our business, operating results, and financial condition.

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

Where we are considered to be an out-of-network provider, such third-party payors could withdraw coverage and decline to reimburse for our tests in the future, for any reason. They can also impose prior authorization requirements through the terms of the patients’ health plans. Managing reimbursement on a case-by-case basis is time-consuming and contributes to an increase in the number of days it takes us to collect on accounts, which also increases our risk of non-payment. Negotiating reimbursement on a case-by-case basis also typically results in the receipt of reimbursement at a significant discount to the list price of our tests.

Even if we are being reimbursed for our tests, third-party payors may unilaterally review and adjust the rate of reimbursement, require co-payments from patients or stop paying for our tests. Government healthcare programs and other third-party payors continue to increase their efforts to control the cost, utilization, and delivery of healthcare services by demanding price discounts or rebates and limiting coverage of, and amounts they will pay for, molecular tests. These measures have resulted in reduced payment rates and, in some instances, decreased utilization in the clinical laboratory industry. Because of these cost-containment measures, governmental and commercial third-party payors-including those that currently reimburse our tests-may reduce, suspend, revoke or discontinue payments or coverage at any time.

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

The U.S. government has shown significant interest in pursuing healthcare reform and reducing healthcare costs. Government healthcare policy has been and will likely continue to be a topic of extensive legislative and executive activity in the U.S. federal government and many U.S. state governments. As an example, on July 9, 2021, President Biden signed a sweeping executive order that, among other things, seeks to reduce prices of prescription drugs and device in the United States by encouraging competition from generic and biosimilar drugs and allowing Medicare to negotiate drug costs. As a result, our business could be affected by significant and potentially unanticipated changes in government healthcare policy, such as changes in reimbursement levels by government third-party payors. Any such changes could substantially impact our revenues, increase costs, and divert management attention from our business strategy. We cannot predict the impact of governmental healthcare policy changes on our future business, operating results, and financial condition. In the United States, the ACA was signed into law in March 2010 and significantly impacted the U.S. pharmaceutical and medical device industries, including the diagnostics sector, in a number of ways. Among other things, the ACA expanded healthcare fraud and abuse laws such as the False Claims Act and the Anti-Kickback Statute, including but not limited to required disclosures of financial arrangements with physician customers, required reporting of discovered overpayments, lower thresholds for violations, new government investigative powers, and enhanced penalties for such violations. The ACA restricts insurers from charging higher premiums or denying coverage to individuals with pre-existing conditions, and requires insurers to cover certain preventative services without charging any copayment or coinsurance, including screening for lung, breast, colorectal and cervical cancers. The ACA also created a new system of health insurance “exchanges” designed to make health insurance available to individuals and certain groups through state- or federally-administered marketplaces in addition to existing channels for obtaining health insurance coverage. In connection with such exchanges, certain “essential health benefits” are intended to be made more consistent across plans, setting a baseline coverage level. The states (and the federal government) have some discretion in determining the definition of “essential health benefits” and we do not know whether our tests or other products will fall into a benefit category deemed “essential” for coverage purposes across the plans offered in any or all of the exchanges. If any of our tests are not covered by plans offered in the health insurance exchanges, our business, operating results, and financial condition could be adversely affected.

Since its enactment, there have been multiple attempts to repeal ACA or significantly scale back its applicability, On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact our business. Any such reforms that result in a reduction in reimbursement for our testing or adversely affect our test volumes could adversely affect our business, operating results, and financial condition.

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

Our revenues from Medicare have been historically very small and were only 4.2% of our total revenues in 2020, given our historical product mix and the fact that our testing generally is not received by Medicare beneficiaries. However, our other products in development may be used by Medicare beneficiaries in the future. Medicare reimbursement can affect both Medicaid reimbursement and reimbursement from commercial third-party payors. Specifically, fee-for-service Medicaid programs generally do not reimburse at rates that exceed Medicare’s fee-for-service rates, and many commercial third-party payors set their payment rates at a percentage of the amounts that Medicare pays for testing services. Medicare reimbursement rates are typically based on the CLFS, set by CMS pursuant to a statutory formula established by Congress. Our current Medicare Part B coverage was not set pursuant to a national coverage determination by CMS. Although we believe that coverage is available under Medicare Part B even without such a determination, we currently lack the certainty afforded by a formal national coverage determination by CMS. Thus, CMS or a regional Medicare Administrative Contractor, or MAC, could issue an adverse coverage determination as to our current or future products, if any, which could influence other third-party payors, including Medicaid, and could have a material and adverse effect on our business, operating results, and financial condition.

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

The terms of these agreements require that we pay $49.0 million in the aggregate plus applicable interest. As of June 30, 2021, we have paid approximately $36.9 million towards this amount. We will pay the remaining portion of the settlement over an approximately three-year period, structured as follows: $5.0 million in December 2021; approximately $6.9 million in December 2022; and approximately $0.2 million in December 2023. For additional information regarding these agreements, please see Part II, Item 1. “Legal Proceedings—Federal Investigations.”

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

If Avero Diagnostics fails to comply with laboratory licensing requirements, it could lose the ability to perform its tests or experience disruptions to its business.

Avero Diagnostics is required to maintain state licenses to conduct testing in its laboratories. We cannot provide assurance that state authorities will at all times in the future find Avero Diagnostics to be in compliance with all applicable laws. If a clinical laboratory is out of compliance, the state authority may suspend, restrict or revoke the license to operate the clinical laboratory, assess substantial civil money penalties, or impose specific corrective action plans. Any such actions could materially affect our business.

Moreover, several other states require that Avero Diagnostics hold licenses to test samples from patients in those states. Avero Diagnostics has obtained licenses from states where it believes it is required to be licensed. From time to time, Avero Diagnostics may become aware of other states that require out-of-state laboratories to obtain licensure in order to accept specimens from the state, and it is possible that other states do have such requirements or will have such requirements in the future. If Avero Diagnostics identifies any other state with such requirements or if Avero Diagnostics is contacted by any other state advising it of such requirements, we expect it would seek to comply with such requirements. However, there is no assurance that Avero Diagnostics will be able to obtain any such required license for the particular state.

Any sanction imposed under state or foreign laws or regulations governing licensure, or Avero Diagnostics’ failure to renew a state license or accreditation, could have a material and adverse effect on our business, operating results and financial condition. CMS also has the authority to impose a wide range of sanctions. If Avero Diagnostics were to lose its required licensure in the State of Texas, it would not be able to operate its clinical laboratory and conduct its tests, in full or in particular states, which would adversely impact our business, operating results, and financial condition.

We are subject to costly and complex laws and governmental regulations.

Our precision medicine product candidates are subject to a complex set of regulations and rigorous enforcement, including by the FDA, DOJ, HHS, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our products offered by Avero Diagnostics and our product candidates, if approved. As a part of the regulatory process of obtaining marketing authorization for new products and modifications to existing products, we may conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, operating results, and financial condition. We cannot guarantee that we will be able to obtain or maintain marketing authorization for our product candidates and/or enhancements or modifications to existing products, and the failure to maintain or obtain marketing authorization in the future could have a material and adverse effect on our business, operating results, financial condition.

Both before and after a product is commercially released, we, Avero Diagnostics and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our precision medicine platform, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Part II, Item 1. “Legal Proceedings.” Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response, and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products offered by Avero Diagnostics. If regulatory sanctions are applied or if regulatory authorization is withdrawn, our business could be seriously harmed.

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

These factors could cause us to incur additional costs and could cause the delay or termination of clinical studies, regulatory submissions, required marketing authorizations or commercialization of our products, including products offered by Avero Diagnostics and product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue.

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

Avero Diagnostics currently markets its commercial molecular tests as LDTs and we may in the future market other tests as LDTs. Under current federal policy, FDA premarket review of LDTs is not required, but laboratories may voluntarily submit 510(k) or PMA applications, or de novo classification requests, for LDTs to obtain FDA clearance or approval following a demonstration of clinical validity. If there are changes in FDA regulations, particularly under the Biden administration, or if the FDA disagrees that our marketed tests are LDTs or determines that we are marketing our tests outside the scope of the FDA’s current policy of enforcement discretion, we may become subject to extensive regulatory requirements and may be required to stop selling our existing tests or launching any other tests we may develop and to conduct additional clinical trials or take other actions prior to continuing to market our tests. If the FDA allows our tests to remain on the market but there is uncertainty about our tests, if they are labeled investigational by the FDA or if labeling claims the FDA allows us to make are very limited, orders from physicians or reimbursement may decline. If required, the regulatory authorization process may involve, among other things, successfully completing additional clinical trials and submitting a 510(k) notice, or filing a de novo classification request or a PMA application with the FDA. If the FDA adopts regulations requiring premarket review, our tests may not be cleared or approved on a timely basis, if at all. This could significantly increase the costs and expenses of conducting, or otherwise harm, our business.

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

On July 31, 2014, the FDA notified Congress of its intent to modify, in a risk-based manner, its policy of enforcement discretion with respect to LDTs. On October 3, 2014, the FDA issued two draft guidances, entitled “Framework for Regulatory Oversight of Laboratory Developed Tests (LDTs),” or the Framework Guidance, and “FDA Notification and Medical Device Reporting for Laboratory Developed Tests (LDTs).” The Framework Guidance stated that the FDA intended to modify its policy of enforcement discretion with respect to LDTs in a risk-based manner consistent with the existing classification of medical devices. Thus, pursuant to the Framework Guidance, the FDA planned to begin to enforce its medical device requirements, including premarket submission requirements, on LDTs that have historically been marketed without FDA premarket review and oversight. In August 2020, HHS announced that the FDA will not require premarket review for any LDTs without first conducting notice-and-comment rulemaking proceedings. Although, as a result of this decision, the FDA may not rely on guidance documents, policy statements, or other informal decision-making to impose premarket review requirements on LDTs, the FDA could ultimately adopt rules that modify its current approach to LDTs in a way that would subject our products offered by Avero Diagnostics LDTs to the enforcement of regulatory requirements. Additionally, if and when the FDA begins to actively enforce its premarket submission regulations with respect to LDTs, we may be required to obtain premarket clearance or approval for our currently marketed tests and other products we plan to commercialize as LDTs.

Moreover, legislative measures have recently been proposed in Congress that, if ultimately enacted, could provide the FDA with additional authority to require premarket review of and regulate LDTs. For example, in June 2021, Congress introduced bipartisan legislation in both the House and the Senate that would include significant reforms to the agency’s regulation of LDTs that would bring all in vitro clinical tests, or IVCTs, including LDTs, under a unified framework and would dramatically increase FDA oversight of LDTs. Under the bill, the regulatory framework for IVCTs would include a tiered, risk-based system for regulatory review that would require premarket review for certain tests, a “technology certification” program to permit approval or clearance of a group of tests based on the review of a representative test, IVCT-specific quality system requirements, adverse event reporting, and explicit authority for the FDA to require post-market studies.

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

Furthermore, the industries in which we operate are growing, and regulatory agencies such as HHS or the FDA may apply heightened scrutiny to new developments. While we have taken steps to ensure compliance with current regulatory regimes in all material respects, given the nature of such regimes and our geographical diversity, there could be areas where we are noncompliant. Any change in the federal or state laws or regulations relating to our business may require us to implement changes to our business or practices, and we may not be able to do so in a timely or cost-effective manner. Should we be found to be noncompliant with current or future regulatory requirements, we may be subject to sanctions which could include changes to our operations, adverse publicity, substantial financial penalties and criminal proceedings, which may adversely affect our business, operating results, and financial condition by increasing our cost of compliance or limiting our ability to develop, market and commercialize our products, including products offered by Avero Diagnostics and any future products. For additional information regarding these risks, see the risk factor titled “If we or our commercial partners act in a manner that violates healthcare laws or otherwise engage in misconduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.”

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

The misuse or off-label use of our products offered by Avero Diagnostics or our product candidates may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, and any of these consequences could be costly to our business.

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

Risks Related to Our Intellectual Property

Third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products offered by Avero Diagnostics or our product candidates.

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our current molecular testing products and certain of our future products in the molecular testing and precision medicine space. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could prevent us from offering our tests, which would have a material and adverse effect on our business, operating results, and financial condition. See Part II, Item 1. “Legal Proceedings —Ravgen Lawsuit” for more information regarding a patent infringement suit filed by Ravgen, Inc.

As we move into new markets and develop enhancements to and new applications for our product candidates, competitors have asserted and may in the future assert their patents and other proprietary rights against us as a means of blocking or slowing our entry into such markets or our sales of such new or enhanced products or as a means to extract substantial license and royalty payments from us. Our competitors and others may have significantly stronger, larger, and/or more mature patent portfolios than we have, and additionally, our competitors may be better resourced and highly motivated to protect large, well-established markets that could be disrupted by our product candidates. In addition, future litigation may involve patent holding companies or other patent owners or licensees who have no relevant product revenues and against whom our own patents may provide little or no deterrence or protection.

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

Because the industries in which we operate are particularly litigious, we are susceptible to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products offered by Avero Diagnostics or our product candidates or conducting our other business.

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we operate, including but not limited to the biotechnology, life sciences, pharmaceuticals, and medical device industries. Whether a product infringes a patent involves complex legal and factual issues that may be open to different interpretations. Searches typically performed to identify potentially infringed patents of third parties are often not conclusive and because patent applications can take many years to issue, there may be applications now pending, which may later result in issued patents which our current or future products may infringe. In addition, our competitors or other parties may assert that our product candidates and the methods they employ may be covered by patents held by them. If any of our products infringes a valid patent, we could be prevented from manufacturing or selling it unless we can obtain a license or redesign the product to avoid infringement. A license may not always be available or may require us to pay substantial royalties. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and could divert our management’s attention from operating our business. See Part II, Item 1. “Legal Proceedings—Ravgen Lawsuit” for more information regarding a patent infringement suit filed by Ravgen, Inc.

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

Further, preliminary injunctions that bar future infringement by the competitor are not often granted; therefore, remedies for infringement are not often immediately available. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the third parties on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in loss in market share of some of our products offered by Avero Diagnostics or any future products, or lead to a delay, reduction, and/or inhibition of our development, manufacture, or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits. See Part II, Item 1. “Legal Proceedings—Ravgen Lawsuit” for more information regarding a patent infringement suit filed by Ravgen, Inc.

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

The term “submarine” patent is used to denote a patent issuing from an application that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may issue to our competitors covering our product candidates and thereby cause significant market entry delay, defeat our ability to market our products offered by Avero Diagnostics or our product candidates or cause us to abandon development and/or commercialization of a product candidate.

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
•
announcements by us or our competitors of new products, product development results, significant acquisitions or divestitures, strategic and commercial partnerships and relationships, joint ventures, collaborations or capital commitments;
•
changes in reimbursement by current or potential payors;
•
issuance of new securities analysts’ reports or changed recommendations for our stock;
•
periodic fluctuations in our revenue, due in part to the way in which we recognize revenue;
•
actual or anticipated changes in regulatory oversight of our products offered by Avero Diagnostics or our product candidates;
•
developments or disputes concerning our intellectual property or other proprietary rights or alleged infringement of third party’s rights by our products offered by Avero Diagnostics or our product candidates;
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

Noteholders may require us to repurchase their convertible notes following a “fundamental change” (which is defined in the indenture governing the convertible notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the convertible notes to be repurchased, plus accrued and unpaid interest, if any. In addition, noteholders that convert their convertible notes before December 1, 2022 will, in certain circumstances, be entitled to an additional cash payment representing the present value of any remaining interest payments on the convertible notes through December 1, 2022. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the convertible notes is limited by the listing standards of The Nasdaq Global Market, or Nasdaq. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the convertible notes or pay these cash amounts upon their conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the convertible notes or pay these cash amounts upon their conversion. Our failure to repurchase convertible notes when required or pay these cash amounts upon their conversion will constitute a default under the indenture governing the convertible notes. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the convertible notes.

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

As of June 30, 2021, our current directors and executive officers, together with their affiliates, beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

We have previously identified material weaknesses in our internal control over financial reporting. If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results, which could adversely affect our stock price and result in an inability to maintain compliance with applicable stock exchange listing requirements.

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

If additional material weaknesses in our internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate our financial results. If we are unable to successfully remediate any material weaknesses in our internal controls or if we are unable to produce accurate and timely financial statements, our stock price may be adversely affected, and we may be unable to maintain compliance with applicable stock exchange listing requirements.

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on June 14, 2021).

4.2	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to registrant’s Form 8-K filed on June 14, 2021).

4.3*	Amendment No. 3 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of May 31, 2021, by and among Progenity, Inc., and certain of its stockholders.

4.4	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on February 25, 2021).

10.1

Securities Purchase Agreement, dated June 9, 2021, by and between the Company and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on June 14, 2021).

10.2*	Fourth Amended and Restated Progenity, Inc. 2018 Equity Incentive Plan dated May 5, 2021.

10.3

Securities Purchase Agreement, dated February 22, 2021, by and between the Company and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on February 25, 2021).

31.1	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2021	PROGENITY, INC.

		By:	/s/ Harry Stylli, Ph.D.
Harry Stylli, Ph.D.
Chairman and Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)