Form 10-Q
period 2021-09-30
PROGENITY, INC.
filed 2021-11-10
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

As of November 4, 2021, the registrant had 163,749,556 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

PROGENITY, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$54,136	$91,520
Accounts receivable, net	1,917	6,634
Prepaid expenses and other current assets	10,372	8,107
Current assets of disposal group held for sale	26,545	20,077
Total current assets	92,970	126,338
Property and equipment, net	4,564	8,106
Other assets	147	169
Long-term assets of disposal group held for sale	—	19,827
Total assets	$97,681	$154,440
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$7,989	$12,657
Accrued expenses and other current liabilities	40,850	51,206
Warrant liability	42,402	—
Current portion of mortgages payable	75	72
Current portion of capital lease obligations	35	266
Current liabilities of disposal group held for sale	11,922	8,469
Total current liabilities	103,273	72,670
Capital lease obligations, net of current portion	—	42
Mortgages payable, net of current portion	1,219	1,275
Convertible notes, net of unamortized discount of $8,255 and $9,614 as of September 30, 2021 and December 31, 2020, respectively	156,045	158,886
Embedded derivative liability	—	18,370
Other long-term liabilities	14,110	8,239
Long-term liabilities of disposal group held for sale	—	1,952
Total liabilities	$274,647	$261,434
Commitments and contingencies
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of September 30, 2021 and December 31, 2020; 123,279,683 and 59,287,331 shares issued as of September 30, 2021 and December 31, 2020, respectively; 119,567,684 and 55,772,303 shares outstanding as of September 30, 2021 and December 31, 2020, respectively	83	59
Additional paid-in capital	537,548	452,992
Accumulated deficit	(695,813)	(541,274)
Treasury stock – at cost; 3,711,999 and 3,515,028 shares of common stock as of September 30, 2021 and December 31, 2020, respectively	(18,784)	(18,771)
Total stockholders' deficit	(176,966)	(106,994)
Total liabilities and stockholders' deficit	$97,681	$154,440

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$182	$56	$812	$56
Cost of sales	—	—	—	—
Gross profit	182	56	812	56
Operating expenses:
Research and development	12,226	13,043	37,300	36,519
Selling and marketing	573	1,563	4,437	4,798
General and administrative	17,944	16,116	56,753	40,537
Total operating expenses	30,743	30,722	98,490	81,854
Loss from operations	(30,561)	(30,666)	(97,678)	(81,798)
Interest expense	(3,458)	(2,457)	(10,450)	(7,228)
Loss on warrant liability	(3,322)	—	(5,818)	—
Interest and other income (expense), net	467	(19)	18,211	(3,790)
Loss before income taxes	(36,874)	(33,142)	(95,735)	(92,816)
Income tax benefit	—	—	—	(37,697)
Loss from continuing operations	(36,874)	(33,142)	(95,735)	(55,119)
Loss from discontinued operations	(6,870)	(13,923)	(58,804)	(61,881)
Net loss	(43,744)	(47,065)	(154,539)	(117,000)
Dividend paid to preferred stockholders	—	—	—	(268)
Net loss attributable to common stockholders	$(43,744)	$(47,065)	$(154,539)	$(117,268)

Net loss per share from continuing operations, basic and diluted	$(0.38)	$(0.71)	$(1.32)	$(2.73)
Net loss per share from discontinued operations, basic and diluted	$(0.07)	$(0.30)	$(0.81)	$(3.06)
Net loss per share, basic and diluted	$(0.46)	$(1.01)	$(2.13)	$(5.79)
Net loss per share attributable to common stockholders, basic and diluted	$(0.46)	$(1.01)	$(2.13)	$(5.80)
Weighted average shares outstanding, basic and diluted	95,846,672	46,632,043	72,590,873	20,201,325

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	59,287,331	$59	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	4,370,629	4	11,258	—	—	—	11,262
Issuance of common stock upon exercise of options	71,284	—	88	—	—	—	88
Issuance of common stock upon vesting of restricted stock unit awards	174,730	—	(228)	—	(48,581)	(1)	(229)
Stock-based compensation expense	—	—	2,630	—	—	—	2,630
Net loss	—	—	—	(32,264)	—	—	(32,264)
Balance at March 31, 2021	63,903,974	$63	$466,740	$(573,538)	(3,563,609)	$(18,772)	$(125,507)
Issuance of common stock, net	15,694,332	16	11,991	—	—	—	12,007
Issuance of common stock upon exercise of options	25,498	—	26	—	(5,050)	(6)	20
Issuance of common stock under employee stock purchase plan	254,832	1	560	—	—	—	561
Issuance of common stock upon vesting of restricted stock unit awards	237,388	—	(251)	—	(79,442)	—	(251)
Issuance of stock purchase warrant	—	—	41,926	—	—	—	41,926
Issuance of common stock upon conversion of debt, net	611,616	1	2,068	—	—	—	2,069
Issuance of common stock upon conversion of interest, net	1,268,116	1	3,626	—	—	—	3,627
Stock-based compensation expense	—	—	4,470	—	—	—	4,470
Net loss	—	—	—	(78,531)	—	—	(78,531)
Balance at June 30, 2021	81,995,756	$82	$531,156	$(652,069)	(3,648,101)	$(18,778)	$(139,609)
Issuance of common stock, net	40,000,000	—	—	—	—	—	—
Issuance of common stock upon exercise of options	7,087	—	6	—	(4,442)	(6)	—
Issuance of common stock upon vesting of restricted stock unit awards	190,822	—	(99)	—	(59,456)	—	(99)
Issuance of common stock upon exercise of warrants	530,000	—	30	—	—	—	30
Issuance of stock purchase warrant	—	—	938	—	—	—	938
Issuance of common stock upon conversion of debt, net	556,018	1	1,645	—	—	—	1,646
Stock-based compensation expense	—	—	3,872	—	—	—	3,872
Net loss	—	—	—	(43,744)	—	—	(43,744)
Balance at September 30, 2021	123,279,683	$83	$537,548	$(695,813)	(3,711,999)	$(18,784)	$(176,966)

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

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities:
Net loss	$(154,539)	$(117,000)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	58,804	61,881
Non-cash revenue reserve	854	22,848
Depreciation and amortization	1,064	1,056
Stock-based compensation expense	9,560	6,448
Loss on extinguishment of convertible note	208	3,401
Amortization of debt discount and non-cash interest	1,207	1,902
Inventory write-down	—	80
Loss on disposal of property and equipment	66	67
Change in fair value of derivative liability	(18,365)	126
Change in fair value of warrant liability	5,818	—
Changes in operating assets and liabilities:
Income tax receivable	—	635
Prepaid expenses and other current assets	(2,143)	(2,509)
Other assets	22	—
Accounts payables	(4,692)	725
Accrued expenses and other liabilities	2,656	(31,327)
Other long-term liabilities	5,830	2,022
Net cash used in operating activities - continuing operations	(93,650)	(49,645)
Net cash used in operating activities - discontinued operations	(33,790)	(45,420)
Net cash used in operating activities	(127,440)	(95,065)
Investing Activities:
Purchases of property and equipment	(855)	(1,708)
Net cash used in investing activities - continuing operations	(855)	(1,708)
Net cash used in investing activities - discontinued operations	(598)	(1,223)
Net cash used in investing activities	(1,453)	(2,931)
Financing Activities:
Proceeds from issuance of common stock, net	23,407	90,344
Proceeds from issuance of Series B Preferred Stock, net	—	21,307
Proceeds from issuance of convertible note, net	—	14,895
Proceeds from issuance of common stock warrants	79,448	—
Payment of deferred offering costs	(113)	—
Payments for insurance financing	(10,761)	—
Principal payments on mortgages payable	(54)	(51)
Principal payments on capital lease obligations	(226)	(545)
Net cash provided by financing activities - continuing operations	91,701	125,950
Net cash used in financing activities - discontinued operations	(192)	(183)
Net cash provided by financing activities	91,509	125,767
Net (decrease) increase in cash and cash equivalents	(37,384)	27,771
Cash and cash equivalents at beginning of period	91,520	31,204
Cash and cash equivalents at end of period	$54,136	$58,975

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,384	$3,765
Cash paid for income taxes	367	58

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible note	3,715	18,750
Issuance of common stock upon conversion of interest	3,627	—
Equity offering costs incurred but not paid	205	1,101
Debt offering costs incurred but not paid	11	—
Issuance of preferred stock in settlement of interest payable	—	2,698
Issuance of stock options in settlement of accrued bonuses	—	754
Purchases of property and equipment in accounts payable	14	220

See accompanying notes to unaudited condensed consolidated financial statements.

PROGENITY, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Progenity, Inc. (the “Company” or “Progenity”), a Delaware corporation, commenced operations in 2010 with its corporate office located in San Diego, California. Progenity’s historical operations included a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory located in Michigan specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States.

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

In order to refocus efforts and resources on the Company's research and development pipeline, in June 2021, the Company announced a strategic transformation that included the closure of the Progenity genetics lab in Ann Arbor, Michigan and indicated that the Company is seeking strategic alternatives for Avero, together referred to as the Laboratory Operations. The Company will continue testing out of the Avero laboratory while it explores ways of monetizing this asset. The Company has excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations. See Note 4 for additional information on the Laboratory Operations.

Liquidity

As of September 30, 2021, the Company had cash and cash equivalents of $54.1 million and an accumulated deficit of $695.8 million. For the nine months ended September 30, 2021, the Company reported a net loss of $154.5 million and cash used in operating activities of $127.4 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and incurrence of debt. As of September 30, 2021, the Company had $156.0 million of convertible senior notes ("Convertible Notes") outstanding (see Note 8), and a mortgage payable of $1.3 million (see Note 10). Management does not believe that the current available cash and cash equivalents will be sufficient to fund the Company’s planned expenditures and meet its obligations for at least 12 months following the financial statement issuance date without raising additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2021.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position as of the date of this filing provides sufficient runway to achieve critical research and development pipeline milestones and continue operating into the third quarter of 2022. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios or divestitures of the Company's assets. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

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

As a result of the anticipated divestiture of the Laboratory Operations, the Company has retrospectively revised the condensed consolidated statements of operations for the three and nine months ended September 30, 2020, the condensed consolidated statement of cash flows for the nine months ended September 30, 2020 and the condensed consolidated balance sheet as of December 31, 2020, to reflect the operations and cash flows of the Laboratory Operations as discontinued operations and the related assets and liabilities as held for sale.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results for the interim periods presented. Results are not necessarily indicative of results to be expected for the year ending December 31, 2021, any other interim periods, or any future year or period, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. The balance sheet as of December 31, 2020 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the estimate of variable consideration in connection with the recognition of revenue, the valuation of stock options, the valuation of goodwill and intangible assets, the valuation of the derivative liability associated with the Convertible Notes, accrual for reimbursement claims and settlements, the valuation of warrant liabilities, the valuation of assets held for sale, assessing future tax exposure and the realization of deferred tax assets, and the useful lives and the recoverability of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Payor Concentration

The Company relies upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances and revenues are as follows:

	Percentage of Accounts Receivable
	September 30, 2021	December 31, 2020
Blue Shield of Texas	19.0%	17.8%
Government Health Benefits Programs	34.6%	26.2%
Aetna	3.7%	4.0%
United Healthcare	4.2%	6.6%
Cigna	2.9%	3.5%

	Percentage of Revenue (1)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Blue Shield of Texas	32.6%	26.5%	12.1%	35.4%
Government Health Benefits Programs (2)	16.7%	21.9%	22.8%	(5.6)%
Aetna	7.3%	7.9%	7.4%	10.7%
United Healthcare	6.1%	5.5%	6.8%	4.9%
Cigna	4.4%	5.7%	6.0%	6.1%

(1) Percentage of revenue table shows amounts as a percentage of total revenue, including revenue classified as discontinued operations. Refer to Note 5 for details of the breakdown of revenue.

(2) The negative amounts presented in the percentage of revenues include accruals for reimbursement claims and settlements included in the estimate of variable consideration recorded during the nine months ended September 30, 2020. Revenues recognized consider the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

Accounts Receivable

Accounts receivable is recorded at the transaction price and considers the effects of variable consideration. The total consideration the Company expects to collect is an estimate and may be fixed or variable. Variable consideration includes reimbursement from third-party payors, laboratory distribution partners, and amounts from individual patients, and is adjusted for disallowed cases, discounts, and refunds using the expected value approach. The Company monitors these estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required. Amounts included in accounts receivable consist of receivables generated from Progenity’s genetics laboratory in Ann Arbor, Michigan. The Company plans to continue to collect these receivables and has not included these amounts as assets held for sale.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its Convertible Notes, which are carried at amortized cost. The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses and other current liabilities are considered to be representative of their respective fair values because of their short-term nature. The carrying value of the Company’s mortgages payable approximates their estimated fair values because the instruments bear interest at rates, and have terms that are comparable to those available to the Company for similar loan instruments at September 30, 2021 and December 31, 2020 (see Note 7).

Embedded Derivative Related to Convertible Notes

During 2020, the Company issued Convertible Notes with an embedded derivative that is required to be bifurcated from the host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivative is recorded to interest and other income (expense), net on the condensed consolidated statements of operations. Changes in the Company’s inputs and assumptions, such as the Company’s stock price and volatility of common stock, could result in material changes in the valuation in future periods.

Common Stock Warrant Liability

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period until settled or until classified as equity. Any resulting gain or loss related to the change in the fair value of the warrant liability is recorded to gain (loss) on warrant liability on the condensed consolidated statements of operations. Changes in the Company’s inputs and assumptions, such as the Company’s stock price and volatility of common stock, could result in material changes in the valuation in future periods.

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

The fair value of stock options, ESPP awards and Performance Awards is estimated using the Black-Scholes option-pricing model and is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the common stock at the date of grant, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend rate. The Company’s assumptions with respect to these variables are as follows:

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

In December 2018, Avero entered into a settlement agreement with Cigna (“Cigna settlement obligation”) whereby Avero agreed to pay an aggregate amount of $12.0 million with an upfront payment of $6.0 million and the remaining $6.0 million was paid over 24 months. The Company provided financial support to Avero in the amount of $0.8 million and $2.3 million during the three and nine months ended September 30, 2020, respectively, related to the Cigna settlement obligation, which was fully settled as of December 31, 2020. The Company did not provide any additional financial support to Avero during the three and nine months ended September 30, 2021 and 2020 , other than the Cigna settlement obligation and agreed upon management services.

The following table presents the assets and liabilities of Avero that are included in the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in thousands). All of the following are included in assets and liabilities held for sale (see Note 4). The creditors of Avero have no recourse to the general credit of the Company, with the exception of $1.6 million and $1.7 million in mortgages payable guaranteed by the Company as of September 30, 2021 and December 31, 2020, respectively (see Note 10). The assets and liabilities exclude intercompany balances that eliminate in consolidation:

	September 30, 2021	December 31, 2020
Assets of Avero that can only be used to settle obligations of Avero
Cash and cash equivalents	$425	$556
Accounts receivable, net	3,626	6,047
Inventory	2,609	3,382
Prepaid expenses and other current assets	1,811	1,254
Property and equipment, net	6,063	5,436
Other assets	30	30
Goodwill	6,219	6,219
Other intangible assets, net	3,384	3,843
Total assets of Avero that can only be used to settle obligations of Avero	$24,167	$26,767
Liabilities of Avero
Accounts payable	$5,135	$4,722
Accrued expenses and other accrued liabilities	4,911	3,472
Current portion of capital lease obligations	16	46
Current portion of mortgage payable	203	199
Capital lease obligations, net of current portion	—	4
Mortgage payable, net of current portion	1,367	1,520
Other long-term liabilities	243	428
Total liabilities of Avero	$11,875	$10,391

4. Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its plan to reallocate resources to research and development to better position the business for future growth. The plan includes the closure of the Progenity genetics laboratory in Ann Arbor, Michigan and the potential divestiture of Avero. The Company will continue testing out of the Avero laboratory while it continues to explore ways of monetizing this asset. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. The Company has stopped providing genetic laboratory-developed test services in its Ann Arbor, Michigan laboratory and determined that the Laboratory Operations, including Avero, met the requirements of discontinued operations. The Company has classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and condensed consolidated statements of cash flows for all periods presented. The Company recognized a loss of $0.6 million and $19.9 million for the three and nine months ended September 30, 2021, respectively, for contract terminations, severance, inventory and fixed asset write-downs in discontinued operations related to the Progenity genetics laboratory shutdown. Additionally, the related assets and liabilities have been reported as assets and liabilities held for sale in the Company’s condensed consolidated balance sheet as of September 30, 2021 and December 31, 2020.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues	$9,536	$25,887	$52,137	$59,981
Cost of sales	10,221	23,601	58,687	72,005
Gross (loss) profit	(685)	2,286	(6,550)	(12,024)
Operating expenses:
Research and development	—	—	1,590	—
Selling and marketing	2,744	11,681	35,661	35,618
General and administrative	3,531	4,510	15,064	14,378
Total operating expenses	6,275	16,191	52,315	49,996
Interest and other income (expense), net	90	(18)	61	139
Net loss from discontinued operations	$(6,870)	$(13,923)	$(58,804)	$(61,881)

The following table presents the carrying amounts of the classes of assets and liabilities held for sale related to the Laboratory Operations as of September 30, 2021 and December 31, 2020 (in thousands):

	September 30, 2021	December 31, 2020

Carrying amounts of assets of disposal group held for sale
Current assets:
Cash and cash equivalents	$425	$556
Accounts receivable, net	3,626	6,047
Inventory	2,609	12,220
Prepaid expenses and other current assets	1,811	1,254
Total current assets of disposal group held for sale (1)		20,077
Property and equipment, net	8,441	9,735
Other assets	30	30
Goodwill	6,219	6,219
Other intangible assets, net	3,384	3,843
Total assets of disposal group held for sale (1)	$26,545	$39,904
Carrying amounts of liabilities of disposal group held for sale
Current liabilities:
Accounts payable	5,044	4,722
Accrued expenses and other current liabilities	5,246	3,503
Current portion of mortgages payable	1,570	198
Current portion of capital lease obligations	62	46
Total current liabilities of disposal group held for sale (1)	11,922	8,469
Capital lease obligations, net of current portion	—	4
Mortgages payable, net of current portion	—	1,520
Other long-term liabilities	—	428
Total liabilities of disposal group held for sale (1)	$11,922	$10,421

(1) The assets and liabilities of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at September 30, 2021, because they are expected to be sold within one year.

5. Revenues

Revenues are derived from contracts with healthcare insurers, government payors, laboratory partners and patients in connection with sales of prenatal genetic, anatomic or molecular pathology tests. The Company enters into contracts with healthcare insurers related to tests provided to patients who have health insurance coverage. Insurance carriers are considered third-party payors on behalf of the patients, and the patients who receive genetic, anatomic or molecular pathology test products are considered the customers. Tests may be billed to insurance carriers, patients, or a combination of insurance carriers and patients. The Company also sells tests to laboratory partners, which are considered customers.

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

The Company has established an accrual for refunds of payments previously made by healthcare insurers based on historical experience and executed settlement agreements with healthcare insurers. The refunds are accounted for as reductions in revenues in the consolidated statements of operations as an element of variable consideration. In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology (“CPT”), which the Company and its ordering healthcare providers must use to bill and receive reimbursement for molecular tests. Effective January 1, 2019, the AMA issued a CPT code for genetic testing for severe inherited conditions that includes sequencing of at least 15 genes, which affects potential reimbursement for the Company’s Preparent expanded carrier screening tests. As part of the Company’s work to improve its compliance program, including its internal auditing and monitoring function, the Company commissioned a third-party review of its billing processes. In connection with that audit, the Company identified that it had not effectively transitioned to the implementation of the new CPT code in 2019, and as a result the Company received an overpayment of approximately $10.0 million from government payors during 2019 and early 2020. As of December 31, 2020, the Company settled all existing obligations to the relevant government programs as due and will continue to settle any future obligation as they arise.

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

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.8 million and $0.3 million of revenue reported for the three and nine months ended September 30, 2021, respectively, and an additional $3.3 million and a reduction of $19.4 million of revenue reported for the three and nine months ended September 30, 2020, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 11.

Disaggregation of Revenues

The following tables shows revenues disaggregated by payor type and revenue classification (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
Payor	2021	2020	2021	2020
Commercial third-party payors	$7,400	$18,555	$36,896	$58,148
Government health benefit programs(1)	1,617	5,692	12,065	(3,374)
Patient/laboratory distribution partners	701	1,696	3,988	5,263
Total revenues	$9,718	$25,943	$52,949	$60,037

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three and nine months ended September 30, 2021 and 2020. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2021	2020	2021	2020
Revenue from continuing operations	$182	$56	$812	$56
Revenue reported under discontinued operations	9,536	25,887	52,137	59,981
Total revenues	$9,718	$25,943	$52,949	$60,037

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$9,070	$7,996
Other current assets	1,302	111
Total	$10,372	$8,107

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Computers and software	$6,012	$6,150
Building and leasehold improvements	437	437
Laboratory equipment	2,896	3,044
Furniture, fixtures, and office equipment	1,142	1,143
Construction in progress	—	2,774
Land	346	346
Total property and equipment	10,833	13,894
Less accumulated depreciation and amortization	(6,269)	(5,788)
Property and equipment, net	$4,564	$8,106

Depreciation expense included in continuing operations was $0.2 million and $1.1 million for the three and nine months ended September 30, 2021, respectively, and $0.4 million and $1.1 million for the three and nine months ended September 30, 2020, respectively.

Intangible Assets, Net

All intangible assets have been classified as assets held for sale (see Note 4) and there was no amortization expense for the three months ended September 30, 2021. Amortization expense was $0.5 million for the nine months ended September 30, 2021 and $0.2 million and $0.7 million for the three and nine months ended September 30, 2020, respectively, and is included in discontinued operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, current (1)	$22,405	$30,487
Commission and bonus	3,844	3,934
Vacation and payroll benefits	6,998	7,364
Accrued professional services	1,619	3,142
Accrued interest	4,130	855
Insurance financing	460	1,799
Contract liabilities	261	378
Other (2)	1,133	3,247
Total	$40,850	$51,206

(1) All of the Company's revenues related to Progenity's Laboratory Operations have been discontinued, amounts related to the revenue reserve generated from the Progenity Laboratory Operations are not included in liabilities held for sale.

(2) Included in this amount are contracts that Progenity will be responsible for that cannot be terminated, as there is no future benefit to the Company, they have been expensed in discontinued operations, but are not included in liabilities held for sale.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, net of current portion (1)	$7,053	$7,053
Other (2)	7,057	1,186
Total	$14,110	$8,239

(1) All of the Company's revenues related to Progenity's Laboratory Operations have been discontinued, amounts related to the revenue reserve generated from the Progenity Laboratory Operations are not included in the liabilities held for sale.

(2) Included in this amount are contracts that Progenity will be responsible for that cannot be terminated, as there is no future benefit to the Company, they have been expensed in discontinued operations, but are not included in liabilities held for sale.

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

There were no significant transfers between these fair value measurement classifications during the nine months ended September 30, 2021 and 2020.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s Convertible Notes (see Note 8) and the warrant liability resulting from the August 2021 issuance of warrants (see Note 12). The Convertible Notes conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3.

The Company uses the Black-Scholes Model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liability includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At September 30, 2021, the fair value of warrant liability was estimated using the Black-Scholes Model with the following inputs and assumptions: expected term of 4.89 years, stock price of $1.52, risk-free rate of 0.98%, and volatility of 78.0%.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
September 30, 2021
Money market funds (1)	$53,215	$—	$—
Warrant liability	$—	$—	$42,402

December 31, 2020
Money market funds (1)	$90,254	$—	$—
Embedded derivative liability (2)	$—	$—	$18,370

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

(2) The fair value of the embedded derivative liability was zero as of September 30, 2021.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $156.0 million and $158.9 million at September 30, 2021 and December 31, 2020, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $92.9 million and $250.2 million as of September 30, 2021 and December 31, 2020, respectively.

8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of its Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three and nine months ended September 30, 2021, the Company recognized interest expense on the Convertible Notes of $3.0 million and $9.1 million, respectively.

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

During the nine months ended September 30, 2021, holders of Convertible Notes have exchanged an aggregate of $4.2 million principal amount for 1,167,634 shares of the Company's common stock.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of September 30, 2021 and December 31, 2020, the Company was in compliance with all such covenants.

The Convertible Notes have a conversion option which was required to be bifurcated upon issuance and remeasured to fair value separately as an embedded derivative. The conversion option includes additional interest payments payable to the noteholders if converted prior to December 1, 2022. The conversion feature was bifurcated and recorded separately as an embedded derivative as (1) the conversion feature is not clearly and closely related to the debt instrument and is not considered to be indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations.

As of September 30, 2021 and December 31, 2020, the fair value of the derivative liability was zero and $18.4 million, respectively. The change in the fair value of the derivative liability of $18.4 million is included in interest and other income (expense), net in the condensed consolidated statement of operations for the nine months ended September 30, 2021. As of September 30, 2021 and December 31, 2020, the unamortized debt discount was $8.3 million and $9.6 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. For the three and nine months ended September 30, 2021, the amortization of the Convertible Notes debt discount was $0.4 million and $1.2 million, respectively, and was included in interest expense in the condensed consolidated statements of operations.

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

During the three and nine months ended September 31, 2020, the Company recognized interest expense of $2.4 million and $7.1 million, inclusive of $0.6 million and $1.7 million of discount amortization, respectively. The Term Loan was discharged in December 2020 in connection with the offering of Convertible Notes.

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

On May 8, 2020, the Company entered into an unsecured convertible promissory note (“Note”) with the same private equity firm pursuant to a note purchase agreement, in an aggregate principal amount of $15.0 million, with an annual interest rate of 8.0% and a maturity date of May 8, 2022. The Note was convertible into (i) common stock upon an initial public offering at the lesser of the conversion price then in effect and a conversion price equal to 80% of the public offering price (or, if not a “qualified IPO” as defined in the Company’s certificate of incorporation, at the election of a majority of the holders), (ii) on the maturity date or at the election of a majority of the holders, Series B preferred stock at an initial conversion price of $13.90 per share subject to certain adjustments, or (iii) at the election of a majority of the holders, shares of another class of equity securities issued by the Company in a future financing at 80% of the price per share of such class of equity securities issued in such offering. Interest under the Note was not generally payable except that if the Note is not converted pursuant to its terms on or prior to the maturity date and there are not sufficient authorized and unissued shares of Series B preferred stock for issuance upon the conversion of the Note on the maturity date, then the Company is required to pay all outstanding principal and any accrued and unpaid interest under the Note in cash. If the holders of the Note have not elected to convert the Note prior to, or in connection with, any sale transaction or a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, then, upon any such sale transaction or liquidation, dissolution or winding up of the Company, the Company would have been required to pay in cash the outstanding principal balance of the Note, together with accrued and unpaid interest thereon, plus a make whole premium of 50% of the aggregate principal amount (less accrued and unpaid interest). The Company evaluated the economic features embedded in the Note and identified features that were required to be bifurcated and accounted for separately as a derivative. Accordingly, a derivative liability of $3.6 million was recorded on the issuance date of the Note and $3.8 million was subsequently reclassified to equity representing the fair value of the derivative liability on the date of extinguishment. The change in the fair value of the derivative liability of $0.2 million is included in interest and other income (expense), net in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2020. In June 2020, in connection with completion of the IPO, the Note was converted into 1,250,000 shares of common stock and all obligations under the Note were extinguished. Upon the conversion, the Company recorded a $3.6 million loss on extinguishment of the debt, which represented the difference between the carrying value of the Note and the derivative liability and the fair value of the shares of common stock issued to the Note holder of $3.4 million combined with amortization of the related debt discount of $0.2 million. The same private equity firm participated in the IPO and acquired 3,333,333 shares at a price of $15.00 per share, which was at par with the price to other investors.

In December 2020, the private equity firm discharged any and all amounts owed and any obligations outstanding under the 2017 Term Loan in exchange for $78.5 million principal amount of Convertible Notes issued by the Company. The exchange was accounted for as an extinguishment of the 2017 Term Loan and resulted in $7.6 million of loss on extinguishment, which was included in interest and other income (expense), net in the consolidated statement of operations for the year ended December 31, 2020. This private equity firm also acquired an additional $25.0 million principal amount of the Company’s Convertible Notes for cash in this private offering, which resulted in $103.5 million aggregate principal amount of the Convertible Notes acquired by this private equity firm (see Note 8). As of September 30, 2021 and December 31, 2020, the accrued interest expense related to the Convertible Notes held by this private equity firm was $2.5 million and $0.5 million, respectively. In December 2020, the same private equity firm participated in the underwritten public offering and acquired 4,128,440 shares at a price of $3.27 per share, resulting in proceeds to the Company of $13.2 million before expenses.

In June 2021, the private equity firm participated in a private placement and acquired 8,097,166 units, representing 8,097,166 shares of common stock and warrants to purchase up to 8,097,166 shares of common stock at a price of $2.47 per unit (see Note 12).

10. Mortgages Payable

In January 2014, the Company executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring property located in Ann Arbor, Michigan, which is used for laboratory testing and research purposes. The mortgage matures in 2024 and requires monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. As of both September 30, 2021 and December 31, 2020, the outstanding balance of this mortgage was $1.3 million. The Company also has a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero’s property located in Lubbock, Texas, that matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%. As of September 30, 2021 and December 31, 2020, the outstanding balance of this mortgage of $1.6 million and $1.7 million, respectively, and is included in liabilities held for sale and excluded from the table below.

As of September 30, 2021, the minimum principal payments under the mortgages payable were as follows (in thousands):

Year ending December 31,	Minimum Mortgages Payable Payments Obligations
Remainder of 2021	$19
2022	76
2023	80
2024	1,119
2025 and thereafter	—
Total future minimum payments	1,294
Less current portion of mortgages payable	(75)
Mortgages payable, net of current portion	$1,219

11. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and vehicles, which expire over the next two to three years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense included in continuing operations for operating leases was $0.8 million and $4.0 million for the three and nine months ended September 30, 2021, respectively, and $1.4 million and $4.8 million for the three and nine months ended September 30, 2020, respectively.

As of September 30, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2021	$606
2022	1,729
2023	890
2024	35
2025 and thereafter	—
Total future minimum lease payments	$3,260

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

SDNY Civil Settlement Agreement

Pursuant to the SDNY Civil Settlement Agreement, the Company is required to pay a settlement amount of approximately $19.4 million, which includes approximately $9.7 million designated as restitution to the U.S. federal government. During the nine months ended September 30, 2021, the Company did not make any settlement payments. The outstanding settlement amount is payable in two remaining annual installments as follows:

•
approximately $2.0 million on or before December 31, 2021; and
•
approximately $2.8 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. During the year ended December 31, 2020, the Company received a tax refund of approximately $37.7 million related to the NOL carryback provisions available under the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) and made accelerated payments of approximately $4.1 million under the SDNY Civil Settlement Agreement. The Company did not receive any tax refunds during the nine months ended September 30, 2021.

SDCA Civil Settlement Agreement

The SDCA Civil Settlement Agreement requires the Company to pay a settlement amount of approximately $16.4 million, which includes approximately $10.0 million designated as restitution to the U.S. federal government. During the nine months ended September 30, 2021, the Company did not make any settlement payments. The outstanding settlement amount is payable in two remaining annual installments as follows:

•
approximately $1.7 million on or before December 31, 2021; and
•
approximately $2.2 million on or before December 31, 2022.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. On July 21, 2020, the Company issued a promissory note to the U.S. federal government for the full settlement amount in connection with the SDCA Civil Settlement Agreement (“Promissory Note”). The Promissory Note contains customary events of default and related acceleration of payment provisions. In addition, the Promissory Note provides, among other terms, that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, the Company will pay 22% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of approximately $3.4 million. The Company did not receive any tax refunds during the nine months ended September 30, 2021.

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

Settlement Accruals

As of December 31, 2020, the Company had accrued an aggregate of $12.1 million associated with a potential settlement with the DOJ and the participating State Attorney Generals within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheets as of December 31, 2020 and consolidated statements of operations for the year ended December 31, 2020. As of September 30, 2021, the Company’s accrual consists of $5.0 million in accrued expenses and other current liabilities and $7.1 million in other long-term liabilities.

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

The Company intends to dispute this claim of recoupment with the Department and seek to offset any amounts previously paid to the Department by the Company in connection with the State Settlement Agreements. As stated previously, such provider-payor disputes are not uncommon and the Company expects to approach this dispute with an aim to resolve in a mutually satisfactory manner. At this preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to Progenity’s genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” At this preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from any unfavorable outcome related to this action.

UnitedHealth Group Settlement Agreements

On June 25, 2018, the Company received a letter from Aetna’s external legal counsel that included various allegations relating to the Company’s past practices. In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million. The Aetna settlement obligation was fully settled during the first quarter of 2021.

On October 18, 2018, the Company received a letter from UnitedHealth Group that included various allegations relating to the Company’s past practices. On September 30, 2019, the Company entered into a settlement agreement with United HealthCare Services, Inc. and UnitedHealthcare Insurance Company (“United”) in which the Company agreed to pay an aggregate amount of $30.0 million. As of September 30, 2021 the remaining settlement accrual related to United is $6.0 million and is included in accrued expenses and other current liabilities.

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

As noted above, the Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed-upon settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in negotiating a similar settlement amount in any ongoing or future dispute. In management’s experience with negotiations with similarly situated commercial payors, a settlement may take six to twelve months to negotiate, and the time period over which a negotiated settlement payment may be paid could extend from one to two years, or longer. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management intends to negotiate and/or dispute this claim of recoupment with Anthem and seek to offset any amounts owed by Anthem to the Company. Such provider-payor disputes are not uncommon and the Company expects to approach this dispute with an aim to resolve in a mutually satisfactory manner. The Company has recorded an accrual for the estimated probable loss for this matter as of September 30, 2021 and December 31, 2020.

OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (“TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. Although management believes that the Company holds and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company submitted a written response to the inquiry on October 23, 2019. In October 2021, the Company received a letter from the TX OIG asking the Company to renew its engagement on the matter. The Company has recorded an accrual for the estimated probable loss for this matter as of September 30, 2021.

Natera Settlement

On June 17, 2020, Natera, Inc. filed suit in the Western District of Texas (W.D. Texas Civil Action No. 6:20-cv-532) asserting the Company’s infringement of six Natera patents based on a portion of the Company’s NIPT product offering. In August 2021, the Company and Natera entered into a settlement agreement and thereafter the matter (and all related matters) were ordered dismissed by the courts in August 2021. The settlement agreement does not require a cash payment by the Company.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. (“Ravgen”) filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734) asserting the Company’s infringement of two Ravgen patents. The Company responded to the complaint on March 23, 2021. Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them.

IPO Litigation

On June 23, 2020, the Company closed its initial public offering of common stock (“IPO”). Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. It alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, the Company's motion to dismiss the second amended complaint is due on November 15, 2021, Lead Plaintiffs’ opposition to the motion is due on January 14, 2022, and the Company's reply in support of the motion is due on February 22, 2022. The Company intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

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

On August 17, 2021, the Company received a letter purportedly on behalf of a stockholder of the Company demanding that the Company's Board of Directors investigate and take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising out of the IPO litigation discussed above. The Board of Directors’ review of the demand is ongoing.

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

Pursuant to ASC 815-40, Derivatives and Hedging – Contracts in Entity’s Own Equity ("ASC 815"), the Company deemed the warrants to be liability classified and allocated the proceeds from issuance between the warrants and common stock using the with-and-without method. $12.8 million of the proceeds, equal to the fair value of the warrants determined using the Black-Scholes Model, were allocated to the warrant liability, and the remaining proceeds of $12.2 million were allocated to the common stock. The Company incurred a total of $1.4 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis, $0.5 million and $0.9 million, respectively. The warrant liability was remeasured at $10.2 million as of March 31, 2021 and the Company recognized a gain on warrant liability in the amount of $2.6 million associated with this transaction during the three months ended March 31, 2021. On April 1, 2021, the registration statement to register the shares of common stock underlying the warrants was declared effective by the SEC. As a result, the warrants met the conditions to be classified in equity and the related warrant liability was reclassified from liability to equity on April 1, 2021.

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

Pursuant to ASC 815, the Company deemed the warrants to be liability classified and allocated the proceeds from issuance between the warrants and common stock using the with-and-without method. $26.6 million of the proceeds, equal to the fair value of the warrants determined using the Black-Scholes Model, were allocated to the warrant liability, and the remaining proceeds of $13.4 million were allocated to the common stock. The Company incurred a total of $2.1 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis, $0.7 million and $1.4 million, respectively. The warrant liability was remeasured at $31.8 million as of June 30, 2021 and the Company recognized a loss on warrant liability in the amount of $5.1 million in the condensed consolidated statements of operations during the three months ended June 30, 2021. On June 30, 2021, the registration statement to register the shares of common stock underlying the warrants was declared effective by the SEC. As a result, the warrants met the conditions to be classified in equity and the related warrant liability was reclassified from liability to equity on June 30, 2021.

In August 2021, in order to raise capital to fund the Company's planned expenditures and meet its obligations, the Company issued and sold an aggregate of (i) 40,000,000 shares of common stock and (ii) warrants to purchase 40,000,000 shares of common stock in an underwritten public offering. Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $1.00 per share of the common stock and the accompanying warrant. The warrants have an exercise price of $1.00 per share, are exercisable at any time, and will expire five years following the date of issuance. In addition, the Company granted the underwriter a 30-day option to purchase up to 6,000,000 shares of common stock ("Overallotment Stock Option") and/or warrants to purchase 6,000,000 shares of common stock (“Overallotment Warrant Option”) at a price of $0.99 per share of common stock and/or $0.01 per warrant. The warrants and Overallotment Warrant Options were issued in the money based on the public offering terms. The Company received approximately $37.4 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Pursuant to ASC 815, the Company deemed the Overallotment Stock Option to meet the scope exception for equity classification, and the warrants and Overallotment Warrant Option to be classified as a liability (collectively "the Warrant Liability") at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $41.8 million and the Overallotment Warrant Option at a fair value of $6.2 million, both determined using the Black-Scholes Model. As the total fair value of the Warrant Liability exceeds the total proceeds of $37.4 million, the Company recorded a loss of the $8.1 million excess to loss on warrant liability in the condensed consolidated statements of operations. Accordingly, there were no proceeds allocated to the common stock issued or the Overallotment Stock Option granted as part of this transaction. The Company incurred a total of $2.8 million in issuance costs, which were allocated between the warrants, Overallotment Warrant Option, common stock and Overallotment Stock Option on a relative fair value basis and expensed in the condensed consolidated statements of operations.

The Overallotment Warrant Option was partially exercised in August for warrants to purchase an aggregate of 1,932,000 shares of common stock and the Company recognized a gain on the warrant liability in the amount of $3.4 million in the condensed consolidated statements of operations. The remaining Overallotment Warrant Option expired in September and the Company recognized a gain of $1.9 million in the condensed consolidated statements of operations. The warrant liability was remeasured at $42.4 million as of September 30, 2021 and the Company recognized an additional loss on warrant liability in the amount of $0.6 million in the condensed consolidated statements of operations during the quarter ended September 30, 2021.

In October 2021, the Company issued 19,559,300 shares of common stock as a result of the exercise of outstanding warrants at an exercise price of $1.00 per share for proceeds of $19.6 million.

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

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	September 30, 2021	December 31, 2020
Outstanding options to purchase common stock	7,864,143	4,268,945
Restricted stock units outstanding	2,711,756	1,468,765
Available for future issuance under equity incentive plan	9,530,700	2,938,616
Common stock issuable upon conversion of Convertible Notes	50,244,632	51,529,036
Common stock warrant	60,935,121	400,160
Total	131,286,352	60,605,522

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

The 2018 Third Amended Plan provides for automatic annual increase in the number of shares of common stock reserved for issuance, which resulted in an additional 4,537,676 shares reserved for future issuance effective January 1, 2021. On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan") and an increase of 7,700,000 shares authorized for issuance, resulting in a total of 19,853,409 shares authorized for issuance under the 2018 Fourth Amended Plan. As of September 30, 2021, the number of shares available for grant under the 2018 Fourth Amended Plan was 9,530,700.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2015 Plan, and the 2018 Third Amended Plan during the nine months ended September 30, 2021 (in thousands, except share and per share data):

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Balance at December 31, 2020	4,268,945	$8.14
Options granted	8,710,983	3.56
Options exercised	(103,869)	1.27
Options forfeited/cancelled	(4,565,653)	4.63
Options expired	(446,263)	8.23
Balance at September 30, 2021	7,864,143	$5.19	7.74	$110
Vested and expected to vest at September 30, 2021	7,864,143	$5.19	7.74	$110
Vested and exercisable at September 30, 2021	2,491,764	$7.39	4.40	$24

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2021:

Risk-free interest rate	0.6% - 1.1%
Expected volatility	52.9% - 69.9%
Expected dividend yield	—%
Expected life (years)	3.0 - 6.3 years

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2021 and 2020 was $2.12 per option and $6.51 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2020	1,468,765	$8.73
Granted	4,074,936	3.33
Vested	(602,940)	7.60
Forfeited/cancelled	(2,229,005)	4.72
Balance at September 30, 2021	2,711,756	$4.17

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP. At December 31, 2020, 510,000 shares of common stock were reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance, which resulted in an additional 557,723 shares reserved for future issuance effective January 1, 2021. As of September 30, 2021 there were 812,891 total shares of common stock reserved for future issuance.

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

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development	1,075	815	2,879	2,327
Selling and marketing	79	123	224	193
General and administrative	2,656	1,773	6,457	3,928
Discontinued operations	62	663	1,412	2,007
Total stock-based compensation expense	$3,872	$3,374	$10,972	$8,455

At September 30, 2021 and December 31, 2020, there was $11.8 million and $12.8 million, respectively, of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.59 years and 2.93 years, respectively.

14. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to maintenance of a full valuation allowance, the Company had a zero effective tax rate for the three and nine months ended September 30, 2021. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

On March 27, 2020, the CARES Act was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating loss (“NOL”) carryforwards, interest deductions and payroll tax benefits. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. During the first quarter of 2020, the Company recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation corresponding to anticipated tax refunds applicable to taxable years 2013, 2014, 2015, and 2017. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, the Company has agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with the government settlement (see Note 10). The Company received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act during 2020. There is no additional carryback for the nine months ended September 30, 2021.

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

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	September 30, 2021	September 30, 2020
Options to purchase common stock	7,864,143	3,531,577
Restricted stock units	2,711,756	1,194,077
Common stock warrant	60,935,121	400,160
Common stock issuable upon conversion of Convertible Notes	50,244,632	—
Total	121,755,652	5,125,814

16. Subsequent Events

In October 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the purchase and sale of 13,333,334 shares of the Company's common stock, at a purchase price of $1.50 per share in a registered direct offering. The Company received approximately $20 million in net proceeds, after deducting placement agent fees and other offering expenses payable by the Company.

In October 2021, the Company entered into privately negotiated agreements with certain holders of its Convertible Notes to exchange an aggregate of $20.2 million principal amount for approximately 8,513,850 shares of its common stock, which number of shares of common stock includes shares in respect of the interest make-whole provisions of the Indenture.

In October 2021, the Company issued an aggregate of 427,804 shares of common stock to certain investors in consideration for a waiver of certain contractual lock-up provisions to which the Company agreed in connection with prior offerings of its securities.

In October 2021, the Company issued 11,276,931 shares of common stock upon the conversion of Convertible Notes (which includes the shares issued pursuant to the exchange described above).

In October 2021, the Company signed an agreement to sell the property located in Ann Arbor, Michigan for gross proceeds of $3.1 million.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan to provide for the reservation of 6,500,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company.

On November 8, 2021, Adi Mohanty was appointed as the Company’s Chief Executive Officer and as a member of the Board of Directors.

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

Overview

We are a biotechnology company innovating in the fields of women's health, gastrointestinal health and oral biotherapeutics. We apply a multi-omics approach, combining genomics, epigenomics, proteomics, and metabolomics to the development of a suite of investigational ingestible devices and drug/device combinations designed to provide precise diagnostic sampling and drug delivery solutions. Our vision is to transform healthcare to become more precise and personal by improving the diagnoses of disease and improving patient outcomes through localized treatment with targeted therapies. Through our continuous pursuit of innovative solutions, we seek to provide near-term commercial applications while also developing the drug delivery systems of the future, with critical near-term milestones across numerous pipeline products, including our PreecludiaTM pre-eclampsia rule-out test, our Drug Delivery System ("DDS") platform, and our Oral Biopharmaceutical Delivery System ("OBDS").

Strategic Transformation

In June 2021, we announced a strategic transformation pursuant to which we are refocusing our efforts on our robust research and development pipeline to better position the business for future growth. The strategic transformation includes the closure of our genetics laboratory in Ann Arbor, Michigan, a reduction in force and other cost-cutting measures and operational improvements. We also continue to seek opportunities to generate non-dilutive capital through partnerships and strategic alternatives for non-core assets, including our affiliate Avero Diagnostics, the potential proceeds of which could help fund the company's research and clinical development activities, if successful.

Prior to the closure of our genetics laboratory in Ann Arbor, Michigan, we generated revenue by providing tests through our Ann Arbor laboratory, including throughout most of the second quarter of 2021. We received payments for such tests from payors, laboratory distribution partners, and self-paying individuals, and more than 95% of payments for our tests we received through reimbursement. We received reimbursement from several distinct channels: commercial third-party payors, laboratory distribution partners, and government health benefits programs such as Medicare and Medicaid. Due to the typical lag in payment following performance of a test, we expect to continue to receive reimbursement payments for a period of time following the closure of the laboratory.

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

We are engaged in research and development activities with respect to tests under development and precision medicine product candidates. Following the strategic transformation, we are devoting substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities (including undertaking preclinical and clinical studies of our precision medicine product candidates), conducting clinical trials of our most advanced precision medicine product candidates, organizing and staffing our company, business planning and raising capital. We do not have any precision medicine products approved for sale, and we have not generated any revenue from precision medicine product sales.

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

We plan to continue investing in research and development activities for the foreseeable future as we focus on developing innovative products, including our preeclampsia test and our precision medicine product candidates, through preclinical studies and clinical trials. We plan to shift our women’s health programs research and development spending towards partnership and licensing support activities beginning in the fourth quarter of 2021. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates.

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

Selling and Marketing

Selling and marketing expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation expense, and benefits for our sales and marketing team. Selling and marketing expenses also include costs for communication, advertising, conferences, other marketing events, and allocated overhead costs. We expect selling and marketing expenses to decrease for the foreseeable future as a result of the closure of our Laboratory Operations in Ann Arbor and the potential divestiture of our Avero affiliate.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include professional fees of audit, legal, and recruiting services. Following the listing of our common stock on Nasdaq, we incurred additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we will continue to incur expenses in the areas of insurance, investor relations, and professional services. Furthermore, we expect to incur expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the California subpoena, the Colorado recoupment, the Ravgen lawsuit and IPO related litigation described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report. However, we expect the dollar amount of our general and administrative expenses to decrease for the foreseeable future as a result of the closure of our Laboratory Operations in Ann Arbor and the potential divestiture of our Avero affiliate.

Interest Expense

Interest expense is primarily attributable to borrowings under our Credit Agreement (as defined below). Interest expense is also attributable to our outstanding mortgages and capital lease agreements.

Interest and Other Income (Expense), Net

Interest and other income, net primarily consists of changes in fair value of our embedded derivative liability related to the Convertible Notes and interest income earned from our cash and cash equivalents.

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

Results of Operations.

Comparison of Three Months Ended September 30, 2021 and 2020

	Three Months Ended September 30,
	2021	2020
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$182	$56
Cost of sales	—	—
Gross profit	182	56
Operating expenses:
Research and development	12,226	13,043
Selling and marketing	573	1,563
General and administrative	17,944	16,116
Total operating expenses	30,743	30,722
Loss from operations	(30,561)	(30,666)
Interest expense	(3,458)	(2,457)
Loss on warrant liability	(3,322)	—
Interest and other income (expense), net	467	(19)
Loss from continuing operations	(36,874)	(33,142)
Loss from discontinued operations	(6,870)	(13,923)
Net loss	$(43,744)	$(47,065)
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

Research and Development Expenses

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$12,226	$13,043	$(817)	(6.3)%

The decrease in research and development expenses was primarily attributable to a decrease in the cost of supplies, offset by an increase in salary and benefits.

Selling and Marketing Expenses

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$573	$1,563	$(990)	(63.3)%

The decrease in selling and marketing expenses was primarily attributable to a decrease in salary and benefits and consulting fees.

General and Administrative Expenses

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$17,944	$16,116	$1,828	11.3%

The increase in general and administrative expenses was primarily attributable to an increase in professional fees, business insurance costs related to our director and officer insurance premiums and facilities expenses, offset by a decrease in software costs. However, we expect the dollar amount of our general and administrative expenses to decrease going forward, as a result of the closure of our Laboratory Operations in Ann Arbor and the potential divestiture of our Avero affiliate.

Interest Expense

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$3,458	$2,457	$1,001	40.7%

The increase in interest expense was due to the extinguishment of the Term Loan and the issuance of the Convertible Notes in December 2020.

Loss on Warrant Liability

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss on warrant liability	$3,322	$-	$3,322	100.0%

The increase in loss on warrant liability was due to the loss recognized for the August 2021 equity financing and the remeasurement of the warrant liability for warrants issued in August 2021 as of September 30, 2021, offset by gain recognized upon partial exercise of the option warrants and gain on the expiration of the remaining option warrants.

Interest and Other Income (Expense), Net

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest and other income (expense), net	$467	$(19)	$486	*

* The change is more than 100%

The change in Interest and other income (expense), net, was primarily due to a gain related to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes.

Discontinued Operations

	Three Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss from discontinued operations	$6,870	$13,923	$(7,053)	(50.7)%

The decrease in loss from discontinued operations was due to the closure of our Laboratory Operations during the three months ended June 30, 2021. The decrease in loss was attributable to a decrease in salaries and benefits, offset by a decrease in gross profit. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding discontinued operations.

Comparison of Nine Months Ended September 30, 2021 and 2020

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$812	$56
Cost of sales	—	—
Gross profit	812	56
Operating expenses:
Research and development	37,300	36,519
Selling and marketing	4,437	4,798
General and administrative	56,753	40,537
Total operating expenses	98,490	81,854
Loss from operations	(97,678)	(81,798)
Interest expense	(10,450)	(7,228)
Loss on warrant liability	(5,818)	—
Interest and other income (expense), net	18,211	(3,790)
Loss before income taxes	(95,735)	(92,816)
Income tax benefit	—	(37,697)
Loss from continuing operations	(95,735)	(55,119)
Loss from discontinued operations	(58,804)	(61,881)
Net loss	$(154,539)	$(117,000)

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

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$37,300	$36,519	$781	2.1%

The increase in research and development expenses was primarily attributable to an increase in salary and benefits, offset by a decrease in the cost of supplies.

Selling and Marketing Expenses

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling and marketing	$4,437	$4,798	$(361)	(7.5)%

The decrease in selling and marketing expenses was primarily attributable to a decrease in salary and benefits, offset by an increase in consulting fees. We expect the dollar amount of our selling and marketing expenses to continue to decrease going forward, as a result of the closure of our Laboratory Operations in Ann Arbor and the potential divestiture of our Avero affiliate.

General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
General and administrative	$56,753	$40,537	$16,216	40.0%

The increase in general and administrative expenses was primarily attributable to an increase in consulting professional fees as part of the strategic transformation restructuring, legal fees related to general corporate and patent litigation matters, salary and benefits due to new equity awards and business insurance costs related to our director and officer insurance premiums. However, we expect the dollar amount of our general and administrative expenses to decrease going forward, as a result of the closure of our Laboratory Operations in Ann Arbor and the potential divestiture of our Avero affiliate.

Interest Expense

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense	$10,450	$7,228	$3,222	44.6%

The increase in interest expense was due to the extinguishment of the Term Loan and the issuance of the Convertible Notes in December 2020.

Loss on Warrant Liability

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss on warrant liability	$5,818	$-	$5,818	100.0%

The increase in loss on warrant liability was due to the loss recognized for the August 2021 equity financing and the issuance and remeasurement of liability classified warrants during 2021.

Interest and Other Income (Expense), Net

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest and other income (expense), net	$18,211	$(3,790)	$22,001	*

* The change is more than 100%

The change in Interest and other income (expense), net, was primarily due to an $18.4 million gain related to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes and a $3.6 million loss on extinguishment of debt associated with the conversion of an unsecured promissory note into shares of common stock upon completion of the IPO in June 2020.

Income Tax Benefit

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax benefit	$—	$37,697	$(37,697)	(100.0)%

The tax benefit during the nine months ended September 30, 2020 was recorded due to the net operating loss carryback provisions available under the CARES Act legislation enacted in March 2020, which did not occur again during 2021. The Company established a full valuation allowance on net deferred tax assets due to losses generated in 2018 and projected taxable losses anticipated in the future. Due to the valuation allowance on deferred tax assets, no tax benefit was recorded for our net loss during the nine months ended September 30, 2021.

Discontinued Operations

	Nine Months Ended
	September 30,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
	(unaudited)
Loss from discontinued operations	$58,804	$61,881	$(3,077)	(5.0)%

The decrease in loss from discontinued operations was due to the closure of our Laboratory Operations during the three months ended June 30, 2021. The decrease in loss was attributable to a decrease in gross loss from lower cost of sales due to a decrease in volumes of Progenity tests during 2021. See Note 4 to our condensed consolidated financial statements included in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including Convertible Notes.

As of September 30, 2021, we had $54.1 million of cash and cash equivalents, $156.0 million of outstanding Convertible Notes, and a mortgage payable of $1.3 million. Our accumulated deficit as of September 30, 2021, was $695.8 million. For the nine months ended September 30, 2021, we had a net loss of $154.5 million and cash used in operations of $127.4 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development expenses, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2021. We intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios or divestitures of the Company's assets. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be materially and adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Convertible Notes

In December 2020, in connection with a private offering of convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three and nine months ended September 30, 2021, we recognized interest expense on the Convertible Notes of $3.0 million and $9.1 million, respectively.

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

In October 2021, we entered into privately negotiated agreements with certain holders of Convertible Notes to exchange an aggregate of $20.2 million principal amount of Convertible Notes for approximately 8,513,850 shares of its common stock, which number of shares of common stock includes shares in respect of the interest make-whole provisions of the indenture under which the Convertible Notes were issued.

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

Registered Offerings

In August 2021, we issued and sold an aggregate of (i) 40,000,000 shares of common stock and (ii) warrants to purchase 40,000,000 shares of common stock in an underwritten public offering. Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $1.00 per share of the common stock and the accompanying warrant. We received approximately $37.2 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The warrants have an exercise price of $1.00 per share, are exercisable at any time, and will expire five years following the date of issuance. The agreement also allowed for the purchase of up to an additional 6,000,000 shares at the option of the underwriters, which was been partially exercised for warrants to purchase an aggregate of 1,932,000 shares of common stock.

In October 2021, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 13,333,334 shares of common stock at a purchase price of $1.50 per share in a registered direct offering. We received approximately $20.0 million in net proceeds, after deducting placement agent fees and other offering expenses payable by the Company.

Mortgages

In January 2014, we executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring a facility located in Ann Arbor, Michigan, which was previously leased by us and used primarily for laboratory testing and research purposes. The outstanding balance was $1.3 million and $1.3 million as of September 30, 2021 and December 31, 2020, respectively. We entered into an agreement to sell the property in October 2021. Additionally, we have a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero Diagnostic’s property located in Lubbock, Texas, which is used primarily for laboratory testing. The outstanding balance was $1.6 million and $1.7 million as of September 30, 2021 and December 31, 2020, respectively, and is included in liabilities held for sale on the condensed consolidated balance sheet. The mortgage matures in 2029 and requires monthly principal and interest payments at an interest rate of 3.25%.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to advance our pipeline of new products and technologies. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development expenses will continue to increase as we focus on developing innovative products, including our preeclampsia test and our precision medicine product candidates, through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. We expect selling and marketing and general and administrative expenses to decrease as a result of the closure of our Laboratory Operations in Ann Arbor and the potential divestiture of our Avero affiliate. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(127,440)	$(95,065)
Cash used in investing activities	(1,453)	(2,931)
Cash provided by financing activities	91,509	125,767

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2021 was primarily attributable to a $154.5 million net loss, adjusted for a $58.8 million loss from discontinued operations and non-cash charges, primarily driven by an $18.4 million change in fair value related to the Convertible Notes, offset by $9.6 million of stock-based compensation expense and a $5.8 million change in warrant liability. The net cash outflow from changes in operating assets and liabilities was attributable to a $4.7 million decrease in accounts payable and a $2.1 million increase in prepaid expenses, offset by a $5.9 million increase in other long-term liabilities and a $2.7 million increase in accrued expenses and other liabilities. Additionally, net cash used in operating activities from discontinued operations contributed $33.8 million of outflows.

Net cash used in operating activities in the nine months ended September 30, 2020 was primarily attributable to a $117.0 million net loss, adjusted for a $61.9 million loss from discontinued operations and $35.9 million of non-cash charges, primarily driven by $22.8 million of non-cash revenue reserve, $6.4 million of stock-based compensation expense and $3.4 million loss on extinguishment of convertible notes. The net cash outflow from changes in operating assets and liabilities was primarily attributable to a $31.3 million decrease in accrued expenses and other current liabilities. Additionally, net cash used in operating activities from discontinued operations contributed $45.4 million of outflows.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2021 was attributable to $0.9 million in purchases of property and equipment and $0.6 million from discontinued operations. Net cash used in investing for the nine months ended September 30, 2020 was attributable to $1.7 million in purchases of property and equipment and $1.2 million from discontinued operations.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily attributable to $23.4 million in net proceeds from the issuance of common stock, and $79.4 million in net proceeds from the issuance of common stock warrants, partially offset by $10.8 million in payments for insurance financing. Net cash provided by financing activities during the nine months ended September 30, 2020 was primarily attributable to $90.3 million in net proceeds from the issuance of common stock, $21.3 million in net proceeds from the issuance of Series B Preferred Stock and $14.9 million in net proceeds from the issuance of convertible notes.

Off-Balance Sheet Arrangements.

As of September 30, 2021, we did not have any relationships with unconsolidated organizations or financial partnerships, such as structured finance or special purpose entities, that would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes.

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

For the Company’s significant accounting policies for assets held for sale and discontinued operations and the common stock warrant liability, see Note 2 to the unaudited condensed consolidated financial statements included in this Quarterly Report. During the nine months ended September 30, 2021, there were no other significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended December 31, 2020.

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

Item 4. Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, or the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 11, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, our Annual Report and our Quarterly Reports on Form 10-Q for prior periods, for information on our historical and ongoing legal proceedings.

Colorado Recoupment

On July 21, 2021, we received a letter from the Colorado Department of Health Care Policy and Financing, or the Department, informing us that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. The historical payments for which the Department is seeking recoupment are claimed to relate to our Preparent expanded carrier screening tests primarily on the basis that such tests were not medically necessary.

We previously entered into settlement agreements with 45 states, including the State of Colorado as part of a settlement with respect to certain civil claims related to our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

We intend to dispute this claim of recoupment with the Department and seek to offset any amounts previously paid to the Department in connection with the State Settlement Agreements. As stated previously, such provider-payor disputes are not uncommon and we expect to approach this dispute with an aim to resolve in a mutually satisfactory manner. At this preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to Progenity’s genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” At this preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

OIG Inquiry

On October 16, 2019, we received an inquiry from the Texas Health & Human Services Commission Office of Inspector General, or the TX OIG, alleging that we did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. Although we believe that we hold and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. We submitted a written response to the inquiry on October 23, 2019. In October 2021, we received a letter from the TX OIG asking us to renew our engagement on the matter. The Company has recorded an accrual for the estimated probable loss for this matter as of September 30, 2021.

Natera Settlement

On June 17, 2020, Natera, Inc. filed suit in the Western District of Texas (W.D. Texas Civil Action No. 6:20-cv-532) asserting the Company’s infringement of six Natera patents based on a portion of the Company’s NIPT product offering. In August 2021, the Company and Natera entered into a settlement agreement and thereafter the matter (and all related matters) were ordered dismissed by the courts in August 2021. The settlement agreement does not require us to make a cash payment.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc., or Ravgen, filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734) asserting our infringement of two Ravgen patents. We responded to the complaint on March 23, 2021.

We believe the claims in Ravgen’s complaint are without merit, and we are vigorously defending against them.

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock, or the IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen,

Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, we moved to dismiss the first amended complaint. On September 1, 2021, the court granted our motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. It alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that (i) we had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that we had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 we ended a supposedly improper marketing practice on which the competitiveness of our business depended; and (iv) we were suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, our motion to dismiss the second amended complaint is due on November 15, 2021, Lead Plaintiffs’ opposition to the motion is due on January 14, 2022, and our reply in support of the motion is due on February 22, 2022. We intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

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

On August 17, 2021, we received a letter purportedly on behalf of a stockholder of the Company demanding that our Board of Directors investigate and take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising out of the IPO litigation discussed above. The Board of Directors’ review of the demand is ongoing.

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
•
We are still developing our precision medicine platform and are in the early stages of its development, have conducted some early preclinical studies, and limited early clinical studies, and to date have generated no precision medicine products or product revenue. There can be no assurance that we will develop any precision medicine products that deliver diagnostic or therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.
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

As of September 30, 2021, we had 265 full-time employees. In November 2020, we approved a reduction in force that resulted in the termination of approximately 9.5% of our workforce. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by focusing on key milestones and to limit progression of other costs to track our top line performance.

In addition, on June 1, 2021, we announced a strategic transformation, or the Strategic Transformation, which involves certain cost realignment measures including the discontinuation of the provision of commercial genetic laboratory-developed test services through our Ann Arbor, Michigan CLIA-certified laboratory and the termination of approximately 374 employees across the Company and our affiliated entity, Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics, which represents approximately 56% of our workforce. As a result of the Strategic Transformation, our business is refocusing on our research and development pipeline, which we expect will materially reduce our operating expenditures, more effectively allocate capital and unlock the value of our differentiated research and development pipeline.

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

Our business and its operations, including but not limited to the laboratory operations of our affiliate Avero Diagnostics, sales and marketing, supply chain operations, research and development activities and capital raising activities, could be adversely affected by health epidemics in regions where we have business operations, including the ongoing COVID-19 pandemic, and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. While vaccines have proven effective against SARS CoV-2, virus variants may cause a resurgence of COVID cases and vaccination rates may be insufficient to achieve herd immunity in locations where we conduct business.

In response to public health directives and orders imposed as a result of the COVID-19 pandemic, we implemented work-from-home policies for most of our employees. The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies have negatively impacted, and may further negatively impact, productivity, and our preclinical and clinical programs and timelines, and disrupt our business in other ways, the magnitude of which will depend, in part, on future developments related to restrictions, variants, levels of vaccination and effectiveness of various vaccines, and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor relevant laws and regulations, and will reopen our offices to allow employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on state and local orders, employee safety and optimal work environment.

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

In addition, our preclinical and clinical trials have been and may continue to be affected by the COVID-19 pandemic. For example, while we originally intended to commence our pilot clinical study for PIL Dx in 2020, that timeline was delayed due to circumstances and uncertainties created by the COVID-19 pandemic. If COVID-19 experiences a resurgence in the United States and elsewhere, we may experience additional disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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

It is possible that developments by our competitors could make our products or technologies less competitive or obsolete. Our future growth depends, in part, on our ability to provide products that are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of products by Avero Diagnostics and any future products may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over our products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.

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

We are still developing our precision medicine platform and are in the early stages of its development, have conducted some early preclinical studies, and limited early clinical studies, and to date have generated no precision medicine products or product revenue. There can be no assurance that we will develop any precision medicine products that deliver diagnostic or therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.

Our operations with respect to our precision medicine platform to date have been limited to developing our platform technology, undertaking preclinical studies and feasibility studies with human subjects, and conducting research to identify potential product candidates. To date, we have only conducted limited clinical studies to evaluate whether our platform localization technology enables identification of the location of our ingestible medical devices within the gastrointestinal tract as well as the function of our DDS and RSS devices.

We seek to develop a suite of ingestible capsules for both diagnostic and therapeutic solutions. However, medical device and related diagnostic and therapeutic product development is a highly speculative undertaking and involves a substantial degree of uncertainty and we are in the early stages of our development programs. Our precision medicine platform has not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as ours for precision medicine. Consequently, the ability to accurately assess the future operating results or business prospects of our precision medicine platform is significantly more limited than if we had an operating history or approved commercial precision medicine products. Our success in developing commercial products that are based on our precision medicine platform will depend on a variety of factors, many of which are beyond our control, including, but not limited to:

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

The COVID-19 pandemic has created an opportunity for our diagnostic tests and the Avero Diagnostics laboratory is providing molecular testing for diagnosing COVID-19. Avero Diagnostics' molecular testing utilizes certain third-party in-vitro diagnostics that have received Emergency Use Authorization, or EUA, from the FDA. The FDA has the authority to issue an EUA during a public health emergency if it determines that based on the totality of the scientific evidence that it is reasonable to believe that the product may be effective, that the known and potential benefits of a product outweigh the known and potential risks, that there is no adequate, approved, and available alternative, and if other regulatory criteria are met. These standards for marketing authorization are lower than if the FDA had reviewed these tests under its traditional marketing authorization pathways, and we cannot assure you that these would be cleared or approved under those more onerous clearance and approval standards. Moreover, FDA policies regarding EUAs can change unexpectedly, and the FDA may revoke an EUA where it determines that the underlying health emergency no longer exists or warrants such authorization or if problems are identified with the authorized product. We cannot predict how long these authorizations will remain in place or what future demand may be for COVID-19 tests. FDA policies regarding diagnostic tests, therapies and other products used to diagnose, treat or mitigate COVID-19 remain in flux as the FDA responds to new and evolving public health information and clinical evidence. Changes to FDA regulations or requirements could require changes to authorized tests, necessitate additional measures, or make it impractical or impossible for Avero Diagnostics to continue utilizing these tests. The termination of any of the EUAs for the COVID-19 testing being run by Avero Diagnostics could adversely impact our business, financial condition and results of operations. There is no assurance that our COVID-19 diagnostic testing program will continue to be accepted by the market or that, when compared to our COVID-19 tests, other diagnostic tests will not become more accepted, produce quicker results, or be more accurate. Further, the longevity and extent of the COVID-19 pandemic is uncertain. Demand for COVID-19 testing remains difficult to predict due to various factors including but not limited to the increased availability of vaccinations, the number of individuals who choose to be vaccinated, the effectiveness of the various vaccinations against variants, the rate of new cases, and evolving government directives, laws, regulations and rules related to COVID-19 testing. In the long term, we expect that the COVID-19 pandemic will eventually dissipate and become endemic and the significance of COVID-19 testing to our business and financial results will decrease. As a result, the increase in revenue due to any increase in demand for these diagnostic tests may not be indicative of our future revenue.

Our outstanding debt, and any new debt, may impair our financial and operating flexibility.

As of September 30, 2021, we had approximately $157.3 million of outstanding indebtedness, composed of the amounts due under our convertible notes payable and mortgages payable. Certain of our debt agreements contain various restrictive covenants and our mortgages are secured by real estate assets.

The indenture for our convertible notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future, with certain exceptions. Under the convertible notes, we will not, and we will not permit any subsidiary of ours to, create, incur, assume or permit to exist any lien on any property or asset now owned or later acquired by us or any subsidiary that secures any indebtedness for borrowed money, other than (i) secured indebtedness for borrowed money in existence on the date of the indenture; (ii) permitted refinancing indebtedness incurred in exchange for, or the net proceeds of which are used to renew, refund, refinance, replace, defease or discharge any secured indebtedness for borrowed money permitted by clause (i) of this sentence; and (iii) additional secured indebtedness for borrowed money that, in an aggregate principal amount (or accredited value, as applicable), does not exceed $15.0 million at any time outstanding.

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

We have implemented compliance policies and procedures intended to train and monitor our sales, billing, marketing and other personnel. Our efforts to implement appropriate monitoring of such personnel are ongoing and we have identified and are analyzing situations in which employees may have failed to fully adhere to our policies and applicable laws in the past. For example, as part of our work to improve our compliance program and our obligations under our Corporate Integrity Agreement (as defined below), including our internal auditing and monitoring function, we commissioned a third-party analysis of our coding and billing processes. In connection with that audit, we identified that we had not timely and appropriately transitioned to the implementation of a new CPT code in 2019, and as a result we received an overpayment of approximately $10.0 million from government payors during 2019 and early 2020. We also conducted a similar review of our historic practices regarding the collection of patient responsibility amounts, including copayments and deductibles, from government health program beneficiaries between May 2018 and May 2020. We reported the overpayments identified in both audits to the Office of Inspector General of the Department of Health and Human Services, or the OIG, in compliance with our Corporate Integrity Agreement. For additional information on our transition for this CPT code, see Notes 5 and 11 to the condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. There can be no assurance that we will not identify further compliance, billing, or other failures or experience similar issues in the future. Failure by our sales, billing, marketing, or other personnel to follow our policies and comply with applicable laws may subject us to administrative, civil, and criminal actions, penalties, damages, fines, individual imprisonment, exclusion from participation in federal healthcare programs, refunding of payments received by us, and curtailment or cessation of our operations. For additional information regarding recent government investigations regarding our compliance with certain policies and laws, see Part I, Item 3. “Legal Proceedings” in the Annual Report. In addition, in the event of failure by our sales, billing, marketing, or other personnel to follow our policies and comply with applicable laws, commercial third-party payors may refuse to provide all or any reimbursement for tests administered and seek repayment from us of amounts previously reimbursed, which failures may harm our ability to secure network contracts with third-party payors. For additional information regarding claims by and settlement agreements with commercial payors, see Part I, Item 1. “Business—Reimbursement-Payor Dispute” and “—Commercial Third-Party Payors” in the Annual Report. Any of the foregoing could adversely affect our revenue, cash flow, and financial condition, and reduce our growth prospects. For additional information regarding these risks, see the risk factor titled “If we or our commercial partners act in a manner that violates healthcare laws or otherwise engage in misconduct, we could face substantial penalties and damage to our reputation, and our business operations and financial condition could be adversely affected.”

Compliance with the terms and conditions of our Corporate Integrity Agreement requires significant resources and, if we fail to comply, we could be subject to penalties or excluded from participation in government healthcare programs, which could harm our results of operations, liquidity and financial condition.

In connection with settlement of the government investigations described in Part I, Item 3. “Legal Proceedings” in the Annual Report, effective July 21, 2020, we entered into a five-year corporate integrity agreement, or the Corporate Integrity Agreement, with the OIG. The Corporate Integrity Agreement requires, among other matters, that we maintain a Compliance Officer, a Compliance Committee, board review and oversight of healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; implement a risk assessment and internal review process; and submit periodic reports to the OIG regarding our compliance program and Corporate Integrity Agreement implementation. The Corporate Integrity Agreement requires us to report substantial overpayments that we discover we have received from federal health care programs, as well as probable violations of federal health care laws. See the risk factor titled “Although we have implemented compliance policies and have an internal audit function, we cannot ensure that our employees have adhered or will fully adhere to such policies.” We are in the process of implementing the processes, policies and procedures required under the Corporate Integrity Agreement. Implementing and administering such processes, policies and procedures will require significant management attention and cash and other resources. Furthermore, while we have developed and instituted a corporate compliance program, we cannot guarantee that we, our employees, our consultants or our contractors are or will be in compliance with all potentially applicable federal healthcare laws or all requirements of the Corporate Integrity Agreement. Our failure to comply with our obligations under the Corporate Integrity Agreement could result in monetary penalties and our exclusion from participating in federal healthcare programs. The costs associated with compliance with the Corporate Integrity Agreement, or any liability or consequences associated with its breach, could have an adverse effect on our operations, liquidity and financial condition.

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

Our precision medicine product candidates under the early stages of development include complex medical devices that, if authorized for marketing, will require training for qualified personnel, including physicians, and care for data analysis. Although we will be required to ensure that our precision medicine product candidates are prescribed only by trained professionals, the potential for misuse of our precision medicine product candidates, if authorized for marketing, still exists due to their complexity. Such misuse could result in adverse medical consequences for patients that could damage our reputation, subject us to costly product liability litigation, and otherwise have a material and adverse effect on our business, operating results, and financial condition.

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

The use of our product candidates could be associated with side effects or adverse events, which can vary in severity (from minor reactions to death) and frequency (infrequent or prevalent). Side effects or adverse events associated with the use of our product candidates may be observed at any time, including in clinical trials or when a product is commercialized. Undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory authorization by the FDA or other comparable foreign authorities. Results of our trials could reveal a high and unacceptable severity and prevalence of side effects such as toxicity or other safety issues and could require us or our collaboration partners to perform additional studies or halt development or sale of these product candidates or expose us to product liability lawsuits, which would harm our business and financial results. In such an event, we may be required by regulatory agencies to conduct additional animal or human studies regarding the safety and efficacy of our product candidates, which we have not planned or anticipated or our studies could be suspended or terminated, and the FDA or comparable foreign regulatory authorities could order us to cease further development of or deny or withdraw approval of our product candidates for any or all targeted indications. There can be no assurance that we will resolve any issues related to any product-related adverse events to the satisfaction of the FDA or any other regulatory agency in a timely manner, if ever, which could harm our business, operating results, financial condition and prospects.

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

Our product candidates under development, if authorized for marketing, may be subject to product recalls.

The FDA and similar foreign governmental authorities have the authority to require the recall of certain commercialized products over which they exercise oversight in the event of material deficiencies or defects in design or manufacture or a public health/safety issue. In addition, foreign governmental bodies have the authority to require the recall of our products in the future in the event of material deficiencies or defects in design or manufacture or a public health/safety issue. Manufacturers may, under their own initiative, recall a product if any material deficiency is found. The FDA requires that certain recalls of medical devices be reported to the FDA within 10 working days after the recall is initiated. We may initiate voluntary recalls involving our products in the future that we determine do not require us to notify the FDA. Companies are required to maintain certain records of recalls, even if they are not reportable to the FDA. If the FDA disagrees with our determinations, they could require us to report those actions as recalls. In addition, the FDA could bring an enforcement action against us based on our failure to report the recalls when they were conducted. A government-mandated or voluntary recall by us or one of our distributors could occur as a result of component failures, manufacturing errors, design or labeling defects or other deficiencies and issues. Once marketed, recalls of any of our products, including our precision medicine products, would divert managerial and financial resources and could have a material and adverse effect on our business, operating results, and financial condition. A future recall announcement could harm our reputation with customers and negatively affect our sales.

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

As of December 31, 2020, we had net operating loss, or NOL, carryforwards of approximately $271.1 million for federal income tax purposes, and $200.0 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs began expiring in 2019. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, which provides some relief from the limitations on the utilization of NOLs and certain other tax attributes described above. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act for taxes paid in years 2013, 2014, 2015, and 2017, which we refer to as the CARES Act Tax Benefit. We agreed to pay 65% of any tax refund received in excess of $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, to accelerate payments to the government in connection with our government settlement. During the year ended December 31, 2020, we received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act. As of December 31, 2020, we had paid a total of $37.0 million to the government in connection with our government settlements. See Part I, Item 3. “Legal Proceedings—Federal Investigations” in the Annual Report.

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

The terms of these agreements require that we pay $49.0 million in the aggregate plus applicable interest. As of September 30, 2021, we have paid approximately $36.9 million towards this amount. We will pay the remaining portion of the settlement over an approximately three-year period, structured as follows: $5.0 million in December 2021; approximately $6.9 million in December 2022; and approximately $0.2 million in December 2023. For additional information regarding these agreements, please see Part I, Item 3. “Legal Proceedings—Federal Investigations” in the Annual Report.

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

Our common stock may become the target of “short squeezes.”

In 2021, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of their stock and buy-and-hold decisions of other investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in the stock prices of those companies and in the market and have led to the price per share of some of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Investors who purchase shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. Market activity suggests that we have been and may currently be the target of a short squeeze, and stockholders may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

The issuance of shares of our common stock upon conversion of the convertible notes and exercise of warrants will dilute the ownership interests of our stockholders and could depress the trading price of our common stock.

We must settle conversions of our outstanding convertible notes and exercise of our outstanding warrants in shares of our common stock, together with cash in lieu of issuing any fractional share in the case of the convertible notes. The issuance of shares of our common stock upon conversion of the convertible notes or exercise of the warrants will dilute the ownership interests of our stockholders, which could depress the trading price of our common stock. In addition, the market’s expectation that conversions or exercises may occur could depress the trading price of our common stock even in the absence of actual conversions or exercises. Moreover, the expectation of conversions or exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

Hedging activity by investors in the convertible notes and warrants could depress the trading price of our common stock.

We expect that many investors in our outstanding convertible notes and warrants will seek to employ an arbitrage strategy. Under this strategy, investors typically short sell a certain number of shares of our common stock and adjust their short position over time while they continue to hold the convertible notes or warrants. Investors may also implement this type of strategy by entering into swaps on our common stock in lieu of, or in addition to, short selling shares of our common stock. This market activity, or the market’s perception that it will occur, could depress the trading price of our common stock.

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

As of September 30, 2021, our current directors and executive officers, together with their affiliates, beneficially own, in the aggregate, a majority of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on August 23, 2021).

4.2	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on June 14, 2021).

4.3	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to registrant’s Form 8-K filed on June 14, 2021).

4.4

Amendment No. 3 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of May 31, 2021, by and among Progenity, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.3 to the registrant's Form 10-Q filed on August 12, 2021).

4.5	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on February 25, 2021).

10.1

Separation Agreement and General Release, dated September 1, 2021, by and between the registrant and Harry Stylli, Ph.D. (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2021).

10.2

Form of Securities Purchase Agreement, dated October 4, 2021, by and between the Company and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on October 6, 2021).

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

Date:	November 10, 2021	PROGENITY, INC.

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)