Form 10-K
period 2021-12-31
PROGENITY, INC.
filed 2022-03-28
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-39334

PROGENITY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	27-3950390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4330 La Jolla Village Drive, Suite 300, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (855) 293-2639

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	PROG	The Nasdaq Global Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2021, was approximately $125,774,520.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 184,125,819.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2022 Annual Meeting of Stockholders, to be held on or about June 15, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, ("Annual Report") contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts included in this Annual Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties, and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report. Such risks, uncertainties, and other factors include, among others, the following risks, uncertainties, and factors:

•
the ongoing COVID-19 pandemic and related matters;
•
our plans and ability to successfully research, develop and commercialize new products and product candidates;
•
the size and growth potential of the markets for our products under development, and our ability to serve those markets;
•
the rate and degree of market acceptance and clinical utility of our products under development, if approved;
•
coverage and reimbursement for our products under development;
•
the performance of third parties in connection with the development of our products under development, including third-party contract research organizations and suppliers;
•
regulatory developments in the United States and foreign countries;
•
our ability to obtain and maintain regulatory approval or clearance of our products under development on expected timelines;
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

Item 1. Business.

Overview

Progenity, Inc. is a biotechnology company developing oral biotherapeutics. Our drug-device combinations could enable new treatment approaches in the delivery of therapeutics in two main areas:

•
Targeted delivery of therapeutics to the site of disease in the gastrointestinal ("GI") tract, which are designed to improve outcomes for patients with Inflammatory Bowel Disease ("IBD"); and
•
Systemic delivery of biotherapeutics, which are designed to replace injection with needle-free, oral delivery technology.

We are also developing diagnostics devices to help characterize the GI tract and diagnose GI diseases like Small Intestine Bacterial Overgrowth (“SIBO”) through the development of innovative technologies that are designed to diagnose at the site of the disease. Using these platforms, we intend to develop therapeutics and diagnostic solutions for a broad range of disorders.

We commenced operations in 2010 and our corporate office is located in San Diego, California. Our historical operations included a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory located in Michigan specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Historically, our core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our prior affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, our operations also included anatomic and molecular pathology testing products in the United States.

In June 2021, we announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics lab in Ann Arbor, Michigan and the sale of our Avero laboratory business in December 2021, together referred to as the Laboratory Operations. We have excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations in the consolidated financial statements. See Note 4 to our audited consolidated financial statements for additional information on the Laboratory Operations.

Product Candidate Overview

Our current research and development pipeline consists of the following product candidate categories:

Therapeutics

Our therapeutics pipeline is divided into two therapeutic delivery mechanisms: targeted oral delivery of biotherapeutics and systemic oral delivery of biotherapeutics.

Targeted Therapeutics

Our Targeted Therapeutics program uses an ingestible smart capsule ("Drug Delivery System" or “DDS”) designed for targeted delivery of therapeutics in the GI tract to improve treatment of IBD. Once swallowed, the capsule is designed to autonomously identify specific locations in the GI tract and release a therapeutic dose at the site of disease. The DDS is about the size of a “000” capsule, or approximately the size of a fish oil capsule, and has a drug capacity of up to 500µL. To date, the DDS capsule has demonstrated a favorable safety profile and high accuracy rate in identifying entry into the colon in normal healthy volunteers. We were a recipient of the Crohn’s and Colitis Foundation IBD Ventures development grant to support development and further clinical evaluation of the Targeted Therapeutics program.

Of the 1.6 million patients in the United States who suffer from IBD, only approximately 20% of patients achieve remission of symptoms after treatment with existing approved therapies, likely due to challenges in safely achieving therapeutic drug levels in the affected tissues. Our Targeted Therapeutics platform utilizes a novel therapeutic approach that has the potential to improve IBD patient outcomes by maximizing the available dose at the site of disease while reducing systemic toxicity. By reducing systemic drug levels, this approach may also enable combination therapy.

PGN-600: Liquid formulation of tofacitinib delivered with the DDS for the treatment of ulcerative colitis

We are developing PGN-600 as an orally delivered liquid formulation of tofacitinib for the treatment of ulcerative colitis. We have shown preclinically that targeted delivery using PGN-600 can lead to reduced drug levels in blood and to reduced levels in tissue at least 25 times higher along the length of the colon as compared to the equivalent standard oral dose. We plan to initiate a Phase 1 clinical trial of PGN-600 in late 2022.

PGN-001: Liquid formulation of Anti-TNF-alpha monoclonal antibody delivered with the DDS for the treatment of ulcerative colitis

We are developing PGN-001 as an orally-delivered variant of adalimumab for the treatment of ulcerative colitis. We have conducted a series of preclinical studies demonstrating the potential of locally delivered anti-TNF-alpha antibodies to reduce disease burden in ulcerative colitis models. We have developed our own anti-TNF-alpha antibody formulation for use in further development.

Systemic Therapeutics

Our Systemic Therapeutics program uses an ingestible capsule ("Oral Biotherapeutics Delivery System" or “OBDS”) designed for needle-free, oral delivery of large molecules to achieve high systemic exposure. The OBDS is approximately the size of a multivitamin. Our technology has the potential to deliver a range of molecules including monoclonal antibodies, peptides, and nucleic acids. These substances cannot survive stomach acids and are too large to be absorbed in the intestine and, therefore, are currently delivered by injection. However, there is significant aversion to injections among patients, with approximately 20% of adults affected by fear of needles. For example, diabetes patients initiating treatment with an injectable GLP-1 agonist reported 71% higher discontinuation rate as compared to those starting oral therapy and 42% of patients failed to maintain treatment due to injection concerns.

This is a novel platform for the delivery of therapeutics that would otherwise require injection. Once swallowed, the capsule is designed to move through the intestinal tract and trigger in the small intestine, where it uses needle-free, liquid jet release to inject drug directly into the small intestine for optimized bioavailability.

The OBDS platform is designed to enable delivery of liquid drug, reducing or eliminating the need for reformulation, and allowing for industry-leading dosing of up to 400 µL. This makes the technology potentially broadly applicable for large molecule candidates. With more frequent administration, oral delivery has the potential to improve drug efficacy and safety as compared to current injection regimens. We have conducted a series of preclinical studies demonstrating the ability of the OBDS to trigger and release payload and achieve bioavailability of up to 67% with an average of 23% bioavailability in animals where drug was detected in blood in our most recent study.

PGN-OB1: liquid formulation of Anti-TNF-alpha monoclonal antibody delivered with the OBDS for the treatment of autoimmune conditions

We are developing PGN-OB1 as a combination product of a variant of adalimumab and the OBDS for the treatment of inflammatory conditions. Several anti-TNF-alpha antibodies have been approved to treat a range of inflammatory conditions. However, all require either intravenous or subcutaneous injection. An oral anti-TNF-alpha antibody may represent a significant market opportunity. We have developed our own anti-TNF-alpha antibody formulation and we are currently conducting preclinical studies of PGN-OB1.

PGN-OB2: liquid formulation of a GLP-1 receptor agonist delivered with the OBDS for the treatment of Type 2 diabetes

We are developing PGN-OB2 as a combination product of a GLP-1 receptor agonist and the OBDS for the treatment of Type 2 diabetes. We believe oral GLP-1RAs will be preferred by patients to injectables resulting in a significant market opportunity.

In addition to our internal pipeline, we have partnered with Ionis Pharmaceuticals to evaluate the OBDS for delivery of antisense oligonucleotides, and we have two other partnerships with leading pharmaceutical companies to evaluate delivery of their proprietary drugs via the OBDS platform. We intend to pursue additional partnership opportunities with large pharmaceutical companies for the OBDS technology.

GI Sampling and Diagnostics

We are also developing two other smart capsule platforms for GI sampling and diagnostics.

RSS

Our Recoverable Sampling System ("RSS") is an ingestible smart capsule designed to autonomously identify locations in the GI tract, and collect and preserve a sample for analysis. This platform, if successfully developed, has the potential to significantly advance drug and diagnostic discovery and development. We have demonstrated the ability of the RSS to collect and preserve microbiome samples from within the GI tract of normal healthy volunteers.

PIL Dx

We are also developing a platform known as PIL Dx, which is an ingestible smart capsule designed to sample, measure, and transmit results. This platform has the potential for on-board fluorescent assays measuring bacteria, proteins, and drugs, plus additional detection modalities. If successfully developed, the PIL Dx could address unmet healthcare needs by more precisely identifying and diagnosing chronic GI diseases like SIBO, IBD and non-alcoholic fatty liver disease ("NAFLD").

We plan to advance next-generation designs of both the RSS and PIL Dx capsules.

Preeclampsia

We have historically been developing a rule-out test for preeclampsia, branded as the Preecludia™ test, as part of our discontinued laboratory operations. In connection with our Strategic Transformation, we have deprioritized this project and discontinued further investment in its development. An advisory firm has been engaged to manage the process of transferring this asset to potential commercial development partners.

Single-Molecule Detection

Historically, we also had been developing a novel, single-molecule counting assay, initially for use in noninvasive prenatal testing, but potentially applicable to other known genomic, epigenomic, and proteomic targets, as part of our discontinued laboratory operations. In connection with our Strategic Transformation, we have deprioritized this project and discontinued further investment in its development. An advisory firm has been engaged to manage the process of transferring this asset to potential commercial development partners.

Our Strengths

Our business is built on a strong foundation designed to allow us to differentiate ourselves from potential competitors and drive the development of innovative platforms and product solutions.

Our strengths include:

•
Breadth and depth of R&D capabilities driving breakthrough innovation. We have built a first class research and development ("R&D") organization capable of harnessing and translating novel technologies into innovative platforms and product solutions as we strive to remain at the forefront of patient needs. Our technical expertise along the product development spectrum includes medical device, therapeutics and diagnostic expertise, and enables us to leverage existing knowledge to solve new challenges. Our targeted therapeutics and systemic biotherapeutics team is comprised of over 25 full-time, experienced drug developers, engineers, researchers, and innovators working to create solutions to improve patient outcomes. In addition to our full-time staff, our team is augmented by more than 50 contract researchers, manufacturers, and consultants.
•
Drug-device combination platforms targeting large, underserved markets. We are developing multiple therapeutics with a platform approach based on innovative drug-device combinations, which could represent a paradigm shift from existing therapeutics approaches. We believe these platforms have the potential to address significant unmet medical needs.
•
Comprehensive intellectual property portfolio. We hold the rights to approximately 350 issued patents and pending patent applications that include claims that are directed to a range of therapeutic and device methods, systems, and compositions surrounding our suite of current and future products. In addition, we believe that our trade secrets and other know-how provide additional barriers to entry.
•
Proven leadership with industry expertise. Our senior management team and board of directors consist of veteran biotechnology, drug development and commercialization, and healthcare professionals with deep industry experience. These individuals have extensive experience with numerous well-regarded biotechnology, pharmaceuticals, medical device and healthcare companies. Through their many years of experience, they have developed strong relationships with key thought leaders and medical societies.

Our Strategy

Our vision is to build upon our expertise and core competencies to transform biotherapeutic use and delivery. To realize our vision, we intend to:

•
Focus on developing products that address the most critical needs of patients. One of our primary goals as a company is to develop products that have the greatest impact on patients. We focus our research and development efforts on technologies that have the potential to disrupt current treatment paradigms and transform how healthcare is provided, thereby improving the lives of patients. We intend to target diseases with large markets and where current treatments have limited efficacy and very high morbidity, such as IBD. In addition to prioritizing diseases with high unmet need, we will look for the potential to expand the portion of the population that can be treated as our targeted therapeutics may have lower systemic toxicity, lower immunogenicity, and increase market penetration.
•
Develop and commercialize a disruptive pipeline of drug device combination products. Our platform is focused on addressing unmet medical needs of patients with GI disorders and beyond. Leveraging our capsule technologies and platforms, we are developing investigational devices and drug/device combinations designed for both diagnostic and therapeutic purposes. We believe our product candidates, if successfully developed and approved or cleared, could transform patient management. Ultimately, we intend to pursue commercialization of such product candidates ourselves or via strategic partnership.
•
Opportunistic approach to drug candidate selection. Using our platforms, we are developing potentially improved versions of existing drugs with established mechanisms of action. We intend to only pursue mature and approved drugs with expiring patents that we believe are biologically suited to address the target disease. We believe this strategy of starting with an approved therapeutic is core to operating drug development programs in a scalable and capital efficient manner. By starting with approved drugs with known mechanisms of action, we believe we can efficiently and cost-effectively evaluate opportunities that we believe are the most promising, and very quickly discontinue programs that do not meet performance thresholds. We believe this will enable us to develop a sustainable and scalable platform to develop multiple drug/device candidates.
•
Leverage our robust R&D capabilities to drive breakthrough innovation. We continually strive to innovate in ways that will allow us to disrupt current treatment paradigms. Through our robust research and development pipeline, we seek to unlock novel approaches in the oral delivery of biotherapeutics. Our drug-device combinations could enable new treatment approaches in the areas of (1) delivery of therapeutics to the site of disease in the GI tract, which are designed to improve outcomes for patients with IBD, and (2) systemic delivery of biotherapeutics, which are designed to replace injection with needle free, oral capsules.
•
Focus on maximizing value generation through partnerships and licensing. Following our strategic transformation in June 2021, our initial focus and strategy is to continue to develop our product candidates while simultaneously seeking out ways to monetize the assets during and after development. We initially target existing and well-known drugs that enable more rapid proof of concept and potentially abbreviated regulatory pathways. We intend to enter into additional partnerships with pharmaceutical companies as part of our strategy to continue the development of our targeted and systemic drug delivery products.

Targeted Therapeutics for GI-Related Disorders

Targeted Therapeutics Market

Inflammatory Bowel Diseases

IBDs are a heterogeneous group of inflammatory disorders of the GI tract, and broadly include two major groups: Crohn’s disease and ulcerative colitis. According to the Crohn’s and Colitis Foundation ("CCF"), there are approximately 1.6 million Americans affected by IBD. The disease typically has an onset before 30 years of age and is a lifelong illness that can be potentially life-threatening. The body’s immune system which normally protects the body from external invaders like bacteria and viruses becomes dysregulated in patients with IBD and this causes the immune system to attack the body’s own tissues. Although IBD has no known cause, there is strong evidence that genetics, a dysregulated immune system, the environment and the gut microbiome all play a role initially in causing the disease, and then perpetuating the inflammation. We estimate the IBD therapeutics market to be in excess of $15 billion.

Ulcerative Colitis

The CCF estimates that Ulcerative colitis ("UC") may affect as many as 907,000 Americans. UC is characterized by inflammation and ulceration of the mucosal lining of the colon. The typical symptoms include diarrhea, bleeding and often abdominal pain. In the more severe cases, there can be large amount of blood loss, which can be life-threatening and require emergency surgery. The goal of medical treatment for all forms of IBD is to reduce the inflammation and induce remission initially with medication, followed by the administration of maintenance medication to prevent a relapse of the disease. Treatment for UC depends on the severity of the disease, complications, and response to previous treatment. Most patients with mild to moderate UC will first be treated with aminosalicylates. For patients with moderate to severe UC who do not respond to aminosalicylates, more potent systemic therapies such as infliximab and adalimumab are used. Despite multiple therapeutics being approved for ulcerative colitis that work through a range of mechanisms, outcomes for these patients remains poor with few patients achieving long-term remission. Data suggests only approximately 20% of moderate to severe UC patients achieve remission of symptoms after treatment. Many of these therapies have side effects that limit dosing, which leads to insufficient drug levels in diseased tissue. There is growing data that suggests the amount of drug in tissue is a key driver of patient outcomes. For anti-TNF-alphas such as infliximab and adalimumab, clinical studies have shown that the tissue TNF-alpha level far exceeds the amount of drug reaching the actively inflamed tissue in patients with active IBD. We believe that current approaches to drug delivery are inadequate to suppress the inflammatory response. In addition, we recently presented, in conjunction with our academic collaborators, compelling evidence to support the importance of drug levels in tissue at the 17th Congress of the European Crohn’s and Colitis Organization and 34th edition of the Belgian Week of Gastroenterology in February 2022. Material presented included data from patients with moderate to severe UC taking commercial formulations of tofacitinib. GI tissue biopsies were obtained from these patients, which identified a clear correlation between higher concentrations of drug in the tissue and improved outcomes.

Our Solution: Targeted Therapeutics

We are developing a pipeline of investigational drug/device combinations that are designed to overcome the limitation of current treatments. Our products are designed to treat disease at its site in the GI tract and achieve high concentration in the affected tissues with the potential to drive efficacy and minimize systemic exposure and toxicity. Through preclinical studies we have shown that a range of molecules including monoclonal antibodies targeting key pathways including TNF-alpha, integrins and interleukins were found in inflamed colonic tissue when given directly into the lumen of the colon. We have conducted preclinical studies which indicate that these molecules, given locally in animal models, can be efficacious. We believe delivering drugs locally at the site of inflammation will result in a higher concentration of drug in the intestinal tissues of patients with IBD, potentially leading to greater efficacy. We believe that local delivery at the site of disease will result in less systemic exposure and may require lower drug administration, potentially reducing the severe adverse event profiles seen with some of these therapeutics. We also believe that because this technology is designed to have lower systemic absorption, it may be ideal for use in combination therapy with the potential to boost efficacy without adversely affecting the active drug’s safety profile.

Drug Delivery System

Our targeted therapeutics pipeline leverages our DDS capsule to deliver drugs to the site of disease in the GI tract. The DDS capsule is designed to autonomously identify the ileal/ileocecal region of the GI tract using our localization technology and deliver medication to that region. The autonomous localization technology is based on a proprietary LED light and photodetector sensor array that detects reflected light in the GI tract and uses a proprietary algorithm to determine anatomical locations of interest, such as the pyloric and ileocecal transition. Of note, this technology differs from other GI tract localization technologies that rely on pH levels and other physiological factors which are not specific and are highly variable, especially in patients with IBD. The localization technology was evaluated in 47 subjects across 3 clinical studies with 85% accurate detection of colon entry.

Drug Delivery System

The DDS is an investigational, clinical stage, single-use ingestible device approximately the size of a fish oil capsule and is rounded for ease of swallowing. It has a drug capacity of up to 500µL with an outer casing made of inert material. It is designed to passively deliver a precise dose of drug that can act locally in the GI tract, thereby potentially limiting systemic absorption and the associated toxicity side effects.

We conducted a clinical study to evaluate the safety and tolerability of the device as well as the ability to identify entry into the colon and release payload. In the study, 12 normal healthy volunteers were enrolled and administered a single DDS device loaded with a radioisotope that can be imaged with sequential gamma scintigraphy. Imaging was correlated with data recovered from the device to confirm time of detection of entry into the colon and release of the radioisotope. The results of the study demonstrated the DDS was well tolerated and 10/12 (83%) of devices accurately identified entry into the colon. The scintigraphic images below are taken from a subject in the study and demonstrate release in the first part of the colon and eventual total coverage of the colon by the radioisotope.

This study was in part funded by the CCF. Given the positive results of the study the CCF has continued to further fund the program. We plan to conduct a similar study in UC patients in the second quarter of 2022. If successful, this study will confirm the DDS is a robust platform to deliver a range of therapeutics to the colon in ulcerative colitis patients.

Lead Programs

We have two lead programs, PGN-600 (tofacitinib) and PGN-001 (variant of adalimumab). Both tofacitinib and adalimumab have been approved for use in UC, but are dose limited by safety concerns at higher doses. Existing research, including research we have generated suggest that efficacy may be limited by insufficient drug reaching diseased tissue in the colon. We believe our technology can deliver sufficient amounts of these drugs to the site of disease to improve outcomes for patients suffering from UC.

PGN-600: Liquid formulation of tofacitinib delivered with the DDS for the treatment of ulcerative colitis

Our most advanced targeted therapeutics candidate is PGN-600. Tofacitinib is approved for ulcerative colitis and dose limited based on safety concerns making it an ideal therapy for targeted delivery. We have generated data in animal models of colitis that tofacitinib delivered directly to the colon can lead to significantly higher colon tissue concentrations than equivalent standard oral doses.

We conducted a preclinical study of PGN-600 in a canine model comparing 7-day daily administration of 10 mg standard oral tablet formulation of tofacitinib to 10 mg of liquid formulation of tofacitinib delivered with the DDS (PGN-600). We evaluated mean concentration of tofacitinib in tissues at day 7 and systemic tofacitinib levels by AUC at day 1 and 6.

The PK data obtained with PGN-600 and tofacitinib oral tablet is illustrated in the graphs presented below.

Results of the study demonstrated PGN-600 was well tolerated with a favorable safety profile and that when tofacitinib was delivered to the colon drug levels in blood were reduced as compared to oral tofacitinib tablets. In addition, tissue drug levels were at least 25 times higher along the length of the colon as compared to oral tofacitinib tablets. We believe these results indicate that PGN-600 has the potential to increase local tissue concentrations while lowering systemic levels that could lead to a safer and more efficacious treatment.

We are continuing development of PGN-600 and, subject to regulatory approval we plan to initiate a Phase 1 clinical trial of PGN-600 in late 2022. We believe that if we demonstrate similar results clinically to what has been observed preclinically, and given the known efficacy of the currently approved doses of tofacitinib, PGN-600 has the potential to improve the management of UC patients.

PGN-001: Liquid formulation of Anti-TNF-alpha monoclonal antibody delivered with the DDS for the treatment of ulcerative colitis

Our second targeted therapeutics candidate is PGN-001. Multiple anti-TNF-alpha targeting therapies have been approved for UC but data suggests patients may not have enough drug in the tissue to engage the target, TNF-alpha, and reduce inflammation. We have conducted preclinical studies demonstrating the potential of locally delivered anti-TNF-alpha antibodies to reduce disease burden in UC models.

We conducted a study in an adoptive T cell transfer model of colitis in mice and compared an anti-TNF-alpha delivered by intraperitoneal ("IP") injection every 3 days to daily delivery directly to the colon by intracecal ("IC") catheter. We also compared treatment naïve animals and vehicle controls. Treatment duration was 42 days and at day 42, blood and tissues were collected for bioanalysis of inflammatory cytokines and tissues were fixed for histopathologic analysis. The results are presented in the graphs below.

Results of the study demonstrate significant reduction in mean concentration of inflammatory cytokines in groups treated with anti-TNF-alpha by IC or IP route when compared with Vehicle control (IP and IC) in colon tissue. Targeted IC anti-TNFα treatment showed a significant improvement in mean histopathologic score when compared with the Vehicle controls (IP and IC) groups in proximal and distal colon tissues indicating that anti-TNF-alpha treatment was generally more effective in this group. Targeted IC anti-TNF-alpha treatment showed the greatest magnitude of lymphocyte reductions when compared with vehicle control groups. We believe this study supports the potential efficacy of locally delivered anti-TNF-alpha antibodies and PGN-001.

PGN-001 is currently in preclinical stage development with an anti-TNF-alpha antibody formulation that we have developed and scaled to Good Manufacturing Practice ("GMP") grade material.

Systemic Therapeutics

Systemic Therapeutics Market

Over the past two decades, biologic drugs have become the standard of care for a variety of diseases, including rheumatoid arthritis, psoriasis, diabetes, Crohn’s disease, UC, and a range of cancers. We estimate the total biologics market to be in excess of $250 billion (or over $100 billion for monoclonal antibodies alone). Generally, biologics are administered systemically via subcutaneous or intravenous injection because these substances cannot survive stomach acids and enzymes in the intestine, and are too large to be absorbed in the intestine. However, there is significant aversion to injections among patients with approximately 20% of adults affected by fear of needles and overall strong patient and physician preferences for the oral delivery of proteins as compared to subcutaneous injections. This aversion to painful injections affects compliance with therapy, which in turn impacts patient outcomes. For example, diabetes patients initiating treatment with an injectable GLP-1 agonist reported 71% higher discontinuation rate as compared to those starting oral therapy and 42% of patients failed to maintain treatment due to injection concerns. To reduce injections, many biologics have been developed for less frequent dosing such as weekly or monthly injections, however this means larger amounts of drug are in circulation which can lead to safety concerns. This also means that before the next dose, drug levels can drop lower than desired potentially impacting efficacy. An ideal dosing regimen would be a more frequent dosing schedule such as daily to maintain drug levels within a smaller window that is optimal for safety and efficacy.

To date, efforts to deliver biologics orally have seen limited success. The primary mechanism employed has been chemical agents formulated with drugs that facilitate passage from the gut lumen into the GI tissue. These approaches are limited to small peptides and even then, bioavailability of less than 1% is achieved. We believe that an average bioavailability of around 10 to 15% with repeat dosing will prove satisfactory for a large number of biologics.

Our Solution: Systemic Therapeutics

We are developing drug/device combinations designed to deliver biologics systemically, via a more desirable oral route of administration. Our unique approach to oral delivery of biologic drugs is through use of an ingestible capsule designed for needle-free jet injection of a liquid drug formulation into the tissue of the small intestine where it can be absorbed systemically. We believe Systemic Therapeutics can (1) help improve patient compliance and lower IV infusion costs (2) help expand the market for drugs across a range of chronic use indications (3) help biotherapeutics become more competitive with small molecules.

Oral Biotherapeutics Delivery System

Our Systemic Therapeutics pipeline leverages our OBDS capsule to orally deliver large molecules through a needle-free injection in the small intestine for systemic uptake. The OBDS capsule protects the drug from acids and proteolytic enzymes and upon reaching the small intestine, an enteric trigger degrades, activating the needle-free liquid jet formation and delivery. We initially developed an endoscopically or surgically placed, liquid jet device for optimization and early preclinical work. With the endoscopically or surgically placed device we assessed the potential bioavailability rates that may be achieved with our device in preclinical swine studies with drugs such as human insulin, dulaglutide, and adalimumab. In these studies, we have observed average bioavailability of approximately 19% (n=18), 29% (n=11), and 27% (n=11) respectively. We have since progressed to an autonomous, fully integrated preclinical device for further evaluation.

Oral Biotherapeutics Delivery System

The OBDS is approximately the size of a multivitamin, is shaped like a standard capsule for ease of swallowing and has drug payload of up to 400 µL. The large payload and liquid delivery makes the OBDS broadly applicable to a range of molecules including monoclonal antibodies, peptides, and nucleic acids.

We conducted a preclinical study with an autonomous OBDS device delivered orally to canines. The study was a single-dose study evaluating safety and tolerability of the device in addition to the ability of the device to activate and deliver payload when it reached the small intestine. We evaluated device function by loading the device with a contrast agent (iohexal) and sequentially imaged post administration as the device transited through the body. The images below are taken from the study and show the contrast agent inside the capsule in the stomach and after deployment in the small intestine.

This study demonstrated that the OBDS can reliably deploy in the small intestine which supports oral administration of the OBDS.

We are continuing to advance the OBDS through preclinical testing and we expect to enter into clinical studies to demonstrate OBDS function later this year.

Lead Programs

We have two lead programs, PGN-OB1 (variant of adalimumab) and PGN-OB2 (GLP-1ra). Adalimumab is approved for a range of inflammatory disorders and generated approximately $20 billion in 2020 in annual sales, making it the best-selling drug globally. An oral variant of adalimumab presents a significant opportunity for the many patients that would like to avoid painful injections. GLP-1RAs are a leading class of therapeutics for type 2 diabetes and have a projected market of over $19 billion market by 2028. As a result of our use of known molecules, we believe that rapid proof of concept with preclinical and phase 1 pharmacokinetic results is possible.

PGN-OB1: liquid formulation of Anti-TNF-alpha monoclonal antibody delivered with the OBDS for the treatment of autoimmune conditions

Our most advanced systemic therapeutics candidate is PGN-OB1. Several anti-TNF-alpha antibodies have been approved to treat a range of autoimmune conditions. However, all require either intravenous or subcutaneous injection. An oral anti-TNF-alpha antibody may represent a significant market opportunity. PGN-OB1 is currently in preclinical stage development with an anti-TNF-alpha antibody formulation that we have developed and scaled to GMP grade material.

We have conducted a series of porcine preclinical studies demonstrating the ability of the OBDS to consistently trigger and release payload and achieve high bioavailability. The porcine model is preferred for bioavailability as the pig intestine anatomy more closely resembles human intestinal anatomy than canine and is therefore more appropriate, especially for our method of delivery. However, the porcine stomach anatomy requires endoscopic placement of the autonomous device. In porcine studies with endoscopic placement of the OBDS we have achieved up to 67% with an average of 23% bioavailability in animals where drug was detected in blood in our most recent study. The PK data obtained with PGN-OB1 is illustrated in the graph below.

We are currently advancing preclinical development of PGN-OB1 with additional preclinical studies planned in the second quarter of this year.

PGN-OB2: liquid formulation of a GLP-1 receptor agonist delivered with the OBDS for the treatment of Type 2 diabetes

We are also developing PGN-OB2 as we believe oral GLP-1RAs will be preferred by patients to injectables resulting in a significant market opportunity. In addition, we have the potential to leverage the abbreviated 505(b)(2) pathway for PGN-OB2, accelerating the path to market.

We are currently advancing preclinical development of PGN-OB2 with key preclinical studies planned in the second quarter of 2022.

Partnerships

Our strategy is to advance our own pipeline while partnering with third parties to also leverage their drug candidates and resources to help make the OBDS a leader in the oral delivery of biotherapeutics. We are currently engaged in three ongoing partnerships, two of which are with large pharmaceutical companies for the use of the OBDS with their molecules and one of which is with Ionis Pharmaceuticals for the delivery of antisense oligonucleotides with the OBDS.

Recoverable Sampling System

We are developing the RSS to analyze and characterize the GI tract. The RSS capsule is an investigational electromechanical capsule designed to autonomously collect and preserve intestinal fluids as it moves through the GI tract for ex-vivo analysis. The RSS utilizes the same localization technology as the DDS for accurate autonomous identification of location in the GI tract. The sample chamber of the RSS capsule contains an absorbent sponge impregnated with preservative agents that can preserve a range of analytes including proteins, metabolites, and microbes. Once the capsule has been expelled, the subject would collect and ship the capsule to our or another designated laboratory for sample extraction and analysis.

We believe the potential for this capsule is significant. For example, we believe it could help companies developing locally-active GI drugs to assess signals of early efficacy by measuring pharmacodynamic and associated downstream biomarkers at the site of action. The improved precision may allow for smaller clinical trial patient sizes. We believe the technology could potentially also be used for discovery of new therapeutic targets and diagnostic biomarkers. For practicing clinicians, we believe the RSS capsule, if successfully developed and cleared or approved, could be an invaluable tool to assess, in a noninvasive fashion, disease activity for inflammatory disorders like IBD and hepato-biliary disorders. In addition, recent third-party research has determined that the microbiome, which is the collective network of microorganisms that live in our GI tract, is essential for human development, immunity, and nutrition, and has led to the need for tools which can characterize the small bowel microbiome. We believe that the RSS capsule could offer researchers a simple, noninvasive and yet powerful, tool to characterize many diseases that have been associated with the small bowel microbiome. This could lead to advances in the understanding of many diseases which, until now, have been impractical or impossible to understand. If achieved, we expect this to lead to a new generation of more targeted therapies and diagnostics for many disorders.

We completed an initial small proof of concept clinical study in 2021 to demonstrate the functionality of the RSS at collecting and preserving a sample of the microbiome. With proof of concept demonstrated, we are focusing on further device design to enable larger scale manufacturing to support future clinical studies.

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

Our initial indication in development is measurement of the concentration of the bacteria in the small intestine to aid in the evaluation of SIBO. There are over 100 million patient visits in the United States each year for symptoms that may be due to SIBO. The capsule includes an integrated assay that is designed to measure with high sensitivity the change of a metabolically active substrate that correlates with the amount of live bacteria in the small intestine. We believe this technology, if successfully developed and approved or cleared, has the potential to become the standard of care for diagnosing SIBO. Currently the technology has undergone a series of tests of the various subsystems and evaluations. We have completed analysis of small intestinal fluid samples collected during endoscopy with aspiration on a benchtop version of our bacterial concentration assay at three clinical sites. Samples are measured for bacterial concentration with culture and plate count. As shown in the table below, the results show a concordance between the bacterial concentration assay and the reference standard of culture and plate count for identifying 105 colony forming units ("CFU"), per mL.

Table 3: Standalone Bacterial Concentration Assay Testing Results

Clinical Site	SIBO Assay vs TBC* (10^5 CFU per mL**)
1	36/39 (92%)
2	11/12 (92%)
3	15/15 (100%)
Total	62/66 (94%)

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

Given the similarity in design with the RSS and synergies in development, we are also focusing on further device design of the PIL Dx to enable larger scale manufacturing.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, intense competition, and a strong emphasis on intellectual property and proprietary products.

While we believe that our proprietary technologies, knowledge, experience, and scientific expertise provide us with competitive advantages, we face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. For any products that we eventually commercialize, we will not only compete with existing technologies and therapies but also with those that may become available in the future.

Given our technology’s potential utility across multiple applications, we expect to face intense competition from a diverse set of competitors. Many of our competitors, either alone or with strategic partners, have significantly greater financial, technical and human resources than we do. Competitors may also possess more experience developing, obtaining regulatory approval for, and marketing novel treatments and technologies in the areas we are pursuing. These factors could give our competitors an advantage in recruiting and retaining qualified personnel, developing similar or superior products, completing clinical development, securing strategic partnerships, and commercializing their products. We believe the key competitive factors that will affect the development and commercial success of our product candidates are efficacy, safety and tolerability profile, reliability, method of administration, convenience of dosing, price, reimbursement, patent protection and patents of our competitors.

Targeted Therapeutics Competition

The current IBD market is both established and mature, comprised of a range of therapeutic agents including branded and generic small molecules, biologics, biosimilars, and involving multiple mechanisms of action as well as routes of administration. Although we believe our technology platform will provide us with a competitive advantage in its ability to enable targeted delivery of therapeutic agents via oral administration, we will face competition from several companies whose current R&D efforts will likely result in the emergence of newer pharmaceuticals touting oral administration, more convenient dosing frequency, novel mechanisms of action, and improved safety profiles and drug availability. We believe that the majority of competition will come from those companies marketing or developing biologics and small molecule therapeutics, such as AbbVie, Eli Lilly, Galapagos, Gilead, J&J, Pfizer, Roche, Takeda, and UCB.

Systemic Therapeutics Competition

We expect to face competition from a number of technologies currently marketed or being developed to enhance or facilitate the oral administration of therapeutic agents. There is a wide range of competitive technologies and mechanisms that may challenge us, some of which are the subject of issued patents and pending patent applications, including issued patents and pending patent applications directed to ingestible devices for the oral administration of therapeutic agents.

The primary categories of oral biotherapeutic technologies currently available or being developed by our competitors include:

•
Functional excipients designed to enhance the solubility and/or permeability of peptides and small molecules: Enteris Biopharma and Novo Nordisk;
•
Enteric coating technologies designed to prevent gastric degradation of active pharmaceutical ingredients and facilitate GI delivery: Catalent, Cosmo Pharmaceuticals, Intract Pharma, Lonza, and Tillotts Pharma; and
•
Ingestible devices designed for the targeted delivery of a therapeutic payload: Novo Nordisk, Lyndra Therapeutics, Rani Therapeutics and Amgen.

Recoverable Sampling System Competition

To our knowledge, there are no commercially available ingestible sampling devices competing with our technology. This is a nascent space, and we expect to see future competition from new entrants as companies develop potentially competitive technologies.

PIL Dx—Progenity Ingestible Laboratory Diagnostics Competition

We potentially face competition from a small number of currently marketed or in-development diagnostic devices and tests specifically targeting GI disorders, such as those from Medtronic and Commonwealth Diagnostics International. Additionally, we will face competition from new entrants as advances in diagnostics and engineering bring new technologies to market.

Intellectual Property

The proprietary nature of, and intellectual property protection for, our products and processes, and know-how are important to our business. Our success depends in part on our ability to obtain patent and other legal protection for our products, technology, and trade secrets and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, trade secrets, know-how, license agreements, and nondisclosure and other contractual provisions to protect our intellectual property rights. These rights cover our proprietary technologies, processes, databases, information, and materials. We seek and maintain patent protection in the United States and internationally for our approximately 350- issued patents and pending patent applications, while also in-licensing technology, inventions, and improvements that we consider important to the success of our business. In addition to patent protection, we intend to use other means to protect our products, technology and know-how, including pursuing terms of marketing or data exclusivity for our products, orphan drug status (if applicable) and similar rights that are available under regulatory provisions in certain territories, including the United States and Europe. We also rely on know-how and continuing technological innovation that are protected as trade secrets to develop and maintain our competitive position.

Drug-Device and Diagnostics Device Patent Portfolio

Intellectual property rights relating to our targeted and systemic therapeutics technologies and other ingestible device enabled technologies include a patent portfolio consisting of more than 70 distinct patent families comprising approximately 288 issued or pending applications. Of these patents and applications, the latest to expire issued U.S. patents are projected to expire in 2039 and the latest to expire U.S. patent applications, if and when issued, would be projected to expire in 2041, in each case, subject to potential term extensions. Twenty-six of the families were acquired in connection with the acquisition of certain tangible and intangible assets relating to the business formerly operated by Medimetrics GmbH, Medimetrics Personalized Drug Delivery B.V., and Medimetrics Personalized Drug Delivery Inc. In general, we file patent applications in the following patent jurisdictions: the United States, Australia, China, Canada, Europe, and Japan; and sometimes in these additional jurisdictions: Brazil, Eurasia, Hong Kong, Israel, India, South Korea, Mexico, and Singapore.

The patents and pending applications in this portfolio include claims that are directed to a range of gastroenterology-related and drug delivery methods, systems, and compositions, including but not limited to, the following:

•
ingestible drug delivery mechanisms and systems for both topical and systemic delivery of therapeutics;
•
ingestible devices for diagnosing, treating, and aiding in the treatment of GI conditions;
•
GI-specific drug formulations and dosing regimens;
•
autonomous localization of an ingestible device in the GI tract using visible or infrared light;
•
GI sampling mechanisms and compositions, including preservatives for GI analytes; and
•
ingestible device assays, optics and analytics for detecting and quantifying GI analytes.

Molecular Testing Technology Patent Portfolio

Intellectual property rights relating to the molecular testing technology include a patent portfolio consisting of 17 distinct patent families comprising approximately 60 issued patents and pending applications. Of these patents and applications, the latest to expire issued U.S. patents are projected to expire in 2037 and the latest to expire U.S. patent applications, if issued, would expire in 2041, in each case, subject to potential term extensions. In general, we file our molecular testing patent applications in the United States, Europe, Canada, China, and sometimes Japan.

The patents and pending applications in this portfolio include claims that are directed to a range of molecular testing-related methods, systems and compositions, including but not limited to, the following:

•
detecting chromosomal abnormalities including copy number variations;
•
determining nucleosomal positioning patters of cell-free nucleic acids;
•
isolating and analyzing rare cells; and
•
diagnosing pregnancy-associated conditions like preeclampsia and preterm birth.

In addition to the patents and applications described above, our intellectual property rights relating to molecular testing and analyses include know-how relating to proprietary assays, databases, materials and software products. Examples include the following:

•
discovery and diagnostic algorithms;
•
well-characterized clinical samples; and
•
variant classification, annotation, and reporting systems.

Government Regulation

Regulations Related to Clinical Laboratories

Prior to the Strategic Transformation and the shutdown of commercial operations in our laboratory in Ann Arbor, MI and the sale of our affiliated business Avero Diagnostics, both of which occurred in 2021, we operated clinical laboratories. During that time, we were required to comply with various regulations applicable to clinical laboratories and LDTs, as well as various healthcare fraud and abuse statutes that applied to our commercial operations, each which are described in detail in our prior SEC filings.

Regulations Related to Our Smart Capsules for Targeted and Systemic Delivery of Therapeutics

Due to the variety of product candidates that we are developing, we and our product candidates will be subject to a wide variety of regulations promulgated by the FDA. Specifically, our product candidates are subject to regulation by the FDA’s Center for Biologics Evaluation and Research, Center for Devices and Radiological Health and Center for Drug Evaluation and Research, as well as other non-U.S. regulatory bodies (should we develop the product candidates and seek to obtain regulatory clearances or approvals to market outside of the United States). Certain of these applicable regulations are described below.

Medical Device Regulation

Pursuant to its authority under the FD&C Act, the FDA has jurisdiction over medical devices, including in-vitro diagnostics devices ("IVDs") and other products we are currently developing. The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FD&C Act, also referred to as a 510(k) clearance, or FDA approval of a PMA application. We are developing certain product candidates, such as ingestible diagnostic products, that are subject to the FDA’s premarket review requirements applicable to medical devices.

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

There are also certain requirements of state, local, and foreign governments that must be complied with in the manufacturing and marketing of our products once we have the appropriate marketing approvals. We will need to maintain customer complaint files, record all lot numbers of disposable products, and conduct periodic audits to assure compliance with applicable regulations. We will place special emphasis on customer training and advise all customers that device operation should be undertaken only by qualified personnel. In addition to laws and regulations in the United States, we are subject to a variety of laws and regulations in other jurisdictions governing, among other things, clinical trials and any commercial sales and distribution of our product candidates.

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

In addition, the Pediatric Research Equity Act ("PREA") requires a sponsor to conduct pediatric clinical trials for most drugs and biologics, including for a new active ingredient, new indication, new dosage form, new dosing regimen, or new route of administration. Under PREA, original NDAs, BLAs, and supplements thereto must contain a pediatric assessment unless the sponsor has received a deferral or waiver. The required assessment must evaluate the safety and effectiveness of the product for the claimed indications in all relevant pediatric subpopulations and support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The sponsor or FDA may request a deferral of pediatric clinical trials for some or all of the pediatric subpopulations. A deferral may be granted for several reasons, including a finding that the drug or biologic is ready for approval for use in adults before pediatric clinical trials are complete or that additional safety or effectiveness data needs to be collected before the pediatric clinical trials begin.

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

EU Requirements

We must obtain the requisite marketing authorizations from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of a product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application, or CTA, much like an IND, prior to the commencement of clinical trials. In the EU, for example, the conduct of clinical trials is currently governed by the EU Clinical Trials Directive 2001/20/EC, or Clinical Trials Directive, and will be replaced by the EU Clinical Trials Regulation (EU) No. 536/2014 ("CTR") once the latter comes into effect. The CTR introduces a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU. It entered into force on January 31, 2022.

Under the current regime, which will expire after a transition period of one or three years, respectively, before a clinical trial can be initiated it must be approved in each EU Member State where there is a site at which the trial is to be conducted. The approval must be obtained from two separate entities: the National Competent Authority (“NCA”) and one or more Ethics Committees. Once the CTA is approved in accordance with a country’s requirements, clinical trial development may proceed.

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

To determine which of the FDA center or centers will review a combination product candidate submission, companies may submit a request for assignment to the FDA. Those requests may be handled formally or informally. In some cases, jurisdiction may be determined informally based on FDA experience with similar products. However, informal jurisdictional determinations are not binding on the FDA. Companies also may submit a formal Request for Designation to the FDA Office of Combination Products. The

Office of Combination Products will review the request and make its jurisdictional determination within 60 days of receiving a Request for Designation.

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

We are developing certain product candidates, that will be subject to regulation in the United States as combination products. We believe that the primary mode of action of these candidates is the drug or biologic component. We expect to seek approval for these candidates through submission of a BLA for biologic candidates and through submission of a NDA submitted under Section 505(b)(2) of the FD&C Act for small molecule candidates. Based on a pre-IND meeting, we do not expect that the FDA will require a separate marketing authorization for each constituent of these product candidates.

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

Especially in the EU, there has been increased attention to privacy and data protection issues with the potential to directly affect our business. The GDPR, which went into effect on May 25, 2018 and imposes penalties of up to 4% of annual worldwide turnover, and related implementing laws in individual EU Member States govern the collection and use of personal health data and other personal data in the EU. The GDPR increased responsibility and liability in relation to personal data that we process. It also imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals within the EU and in the EEA, including health data from clinical trials and adverse event reporting. The GDPR also includes requirements relating to the consent of the individuals to whom the personal data relates, the information provided to the individuals prior to processing their personal data or personal health data, notification of data processing obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to the health, genetic and biometric data through their national implementing legislation.

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

Employees

As of December 31, 2021, we had 124 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement with respect to his or her employment with us. We consider our relationship with our employees to be good.

Matters Related to Discontinued Laboratory Operations

Reimbursement

Prior to the shutdown of commercial operations in our laboratory in Ann Arbor, MI and the sale of our affiliated business Avero Diagnostics, both of which occurred in 2021, we operated clinical laboratories. Laboratory tests are classified for reimbursement purposes under a coding system known as Current Procedure Terminology, or CPT, which labs and their physician customers must use to bill payors and to receive payment for molecular tests. These CPT codes are associated with the particular molecular test that we have provided to the patient. Once the AMA establishes a CPT code, CMS or its contractors may establish payment levels and coverage rules with respect to our molecular tests under Medicare and Medicaid. In addition, commercial third-party payors independently establish reimbursement rates and coverage rules for our molecular tests under their respective plans.

Prior to the shutdown of commercial operations in our laboratory in Ann Arbor, MI and the sale of our affiliated business Avero Diagnostics, we submitted for reimbursement using CPT codes that we believe are appropriate for our testing, but codes may be rejected or withdrawn and payors may seek refunds of amounts that they claim were inappropriately billed to a specified CPT code.

We still receive small amounts of revenue in connection with the reimbursement for tests that were run prior to the closure of our Ann Arbor lab. We expect reimbursement for past tests to continue to decline and ultimately end in the near future. Subsequently, we expect that our primary sources of revenue will shift to potential grants and partnership revenues, though these amounts, if and when received, may be relatively small in magnitude.

Commercial Third-Party Payors

In the past, we submitted claims for reimbursement and received associated payments from commercial third-party payors. Our contracts with commercial third-party payors provide for contracted rates of reimbursement. For instances where we were not contracted with a particular commercial third-party payor, we submitted claims seeking reimbursement on a non-contracted basis.

In cases where we were an in-network provider in a commercial third-party payor health plan, we are subject to the terms of contracts entered into with such payors and we may be subject to discipline, breach of contract actions, non-renewal, or other contractual remedies for noncompliance with the requirements of these contracts (which may include reduced reimbursement rates) and we are also subject to associated state or federal laws.

We have entered into settlement agreements with commercial third-party payors in order to settle claims related to past billing and coding practices that have been discontinued, including, without limitation: United HealthCare Services, Inc. and UnitedHealthcare Insurance Company, or United, and Aetna Health Management, Inc., or Aetna. In September 2019, we entered into a settlement agreement with United that governs past benefit claims and a corrective action plan which governs future benefit claims that we submit for reimbursement at an arm’s length, out-of-network basis to United. As of December 31, 2021 the settlement with these commercial payors has been fully paid. Each of these settlement agreements provides for a release of past claims by the parties.

Payor Dispute

On November 16, 2020, we received a letter from Anthem, Inc., or Anthem, informing us that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem was seeking recoupment were claimed to relate primarily to discontinued legacy billing practices for our former NIPT and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for our former Preparent expanded carrier screening tests.

We have historically negotiated and settled similar claims with third-party payors. Although our practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that we will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. We dispute this claim of recoupment with Anthem in substantial part based on expired statutes of limitations and seek to offset any amounts owed by Anthem to us. It is not possible to predict the ultimate outcome of this matter and the timing for resolution.

Corporate Information

We were incorporated in Delaware in January 2012 under the name Ascendant MDx, Inc., and in August 2013 we changed our name to Progenity, Inc. Through our predecessor, Ascendant MDx, a California corporation, we commenced our operations in 2010. Our principal executive offices are located at 4330 La Jolla Village Drive, Suite 300, San Diego, CA 92122, and our telephone number is (855) 293-2639. Our website is www.progenity.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion & Analysis” and the financial statements and related notes, before deciding to make an investment decision with respect to shares of our common stock. If any of the following risks actually occurs, our business, financial condition, operating results, reputation, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In this “Risk Factors” section, unless the context requires otherwise, references to “we,” “us,” “our,” “Progenity” or the “company” refer to Progenity, Inc. and its subsidiaries.

Risk Factor Summary

•
Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business, such as our therapeutics pipeline. In addition, in June 2021, we announced a Strategic Transformation that involves certain cost realignment measures and in December 2021 we announced the sale of Avero Diagnostics. We may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.
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
•
If third-party payors do not adequately reimburse for our products under development, they might not be purchased or used, which may adversely affect our revenue and profitability.
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

Risks Related to Our Business and Industry

Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business, such as our therapeutics pipeline. In addition, in June 2021, we announced a Strategic Transformation that involves certain cost realignment measures and in December 2021 we announced the sale of Avero Diagnostics. We may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.

In November 2020, we approved a reduction in force that resulted in the termination of approximately 9.5% of our workforce. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by focusing on key milestones and to limit progression of other costs to track our top line performance.

In addition, on June 1, 2021, we announced a Strategic Transformation, which involves certain cost realignment measures including the discontinuation of the provision of commercial genetic laboratory-developed test services through our Ann Arbor, Michigan CLIA-certified laboratory and the termination of approximately 374 employees across the Company and our former affiliate, Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics, which represented approximately 56% of our workforce. In December 2021, we sold our interests in Avero Diagnostics via an asset sale.

As a result of the Strategic Transformation, our business is refocusing on our research and development pipeline, which we expect will materially reduce our operating expenditures, more effectively allocate capital and unlock the value of our differentiated research and development pipeline.

Over several years prior to November 2020, we significantly expanded the size of our organization. As a result of the Strategic Transformation, we have been reducing certain aspects of our organization, particularly personnel within our Laboratory Operations and support and sales and marketing teams. In addition, certain of our managerial, operational, research and development, financial, and other personnel have been or will be impacted by the Strategic Transformation. Whereas, the historical addition of employees imposed significant added responsibilities on members of management, our cost realignment measures pursuant to the Strategic Transformation may impose additional obligations on existing personnel, including increased responsibilities with respect to managing our internal development efforts effectively, while complying with our contractual obligations to contractors and other third parties, and executing on and improving our operational, financial, and management controls, reporting systems, and procedures.

Our future financial performance, our ability to successfully develop, market, and sell our products under development, and our ability to effectively implement the Strategic Transformation will each impact our needs in terms of personnel. Our management has and may continue to be required to devote a substantial amount of time to implementing the Strategic Transformation or pursuing additional strategic transactions, which may divert a disproportionate amount of attention away from day-to-day activities. Further, our future success depends on our ability to effectively implement the Strategic Transformation and the successful development and commercialization of our research and development pipeline. We cannot assure you that we will achieve the full magnitude of cost savings and reduced operating expenditures that we have disclosed that we expect the Strategic Transformation to achieve or that any of our businesses will achieve the revenues that we have disclosed that we expect them to achieve following the Strategic Transformation, as a result of unexpected costs, costs associated with the Strategic Transformation such as severance and contract terminations or otherwise. In addition, we cannot assure you that our efforts related to the Strategic Transformation will improve our financial condition due to necessarily decreased revenue, including as a result of the termination of testing services, or will increase stockholder value. Any inability to execute and evolve in accordance with the Strategic Transformation and our other business initiatives could adversely impact our financial condition and results of operations.

The ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including but not limited to supply chain operations, research and development activities and capital raising activities, could be adversely affected by health epidemics in regions where we have business operations, including the ongoing COVID-19 pandemic, and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. While vaccines have shown a level of effectiveness against SARS CoV-2, some variants are more likely to infect even vaccinated individuals. Variants have and may in the future cause resurgences of COVID cases, and vaccination rates may be insufficient to achieve herd immunity in locations where we conduct business.

In response to public health directives and orders imposed as a result of the COVID-19 pandemic, we have implemented over the course of time various work-from-home policies and hybrid policies for most of our employees. The effects of the executive orders, the shelter-in-place orders, and our work-from-home policies have negatively impacted, and may further negatively impact, productivity, and our preclinical and clinical programs and timelines, and disrupt our business in other ways, the magnitude of which will depend, in part, on future developments related to restrictions, variants, levels of vaccination and effectiveness of various vaccines, and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition. We continue to monitor relevant laws and regulations, and will continue to assess the situation over time and allow employees to return to the office, as needed, in accordance with our reopening plan, which is based on a phased approach that is appropriately tailored for each of our offices, with a focus on state and local orders, employee safety and optimal work environment.

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

We expect to incur significant costs in connection with the development, approval, and commercialization of our products under development. Even if we succeed in creating such product candidates from these investments, those innovations still may fail to result in commercially successful products.

Other than potential revenues from partnerships similar to those we have entered into in the recent past, we do not expect to generate significant revenues in the immediate future. We do not expect to generate sufficient revenue to cover our costs for the foreseeable future, including research and development expenses related to furthering our product pipeline. We may not generate significant revenue in the future until we are able to achieve commercialization of our product candidates or enter into licensing or collaboration agreements with respect to such product candidates.

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
•
we pursue development of our tests or other product candidates for new uses;
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

We expect to incur significant costs in connection with our operations, including but not limited to the research and development, marketing authorization, and/or commercialization of new medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our offerings to date will not be sufficient to fully fund these activities. In addition, as a result of the Strategic Transformation, our revenue has been significantly reduced. We will need to raise additional funds through public or private equity or debt financings, collaborations, licensing arrangements or sales of assets to continue to fund or expand our operations. Following the Strategic Transformation, we will no longer generate revenue from our historical testing business, and we would be dependent on such additional sources of capital, including public or private equity or debt financings, collaborations, licensing arrangements or sales of assets for all of our future capital requirements if we do not achieve commercialization of our product candidates.

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
•
the scope and extent of any future expansion of our sales and marketing efforts;

•
potential and pending litigation, potential payor recoupments of reimbursement amounts, and other contingencies;
•
the commercial success of our future products;
•
the termination costs associated with our Strategic Transformation;
•
any proceeds from strategic transactions; and
•
our ability to collect our accounts receivable.

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital sources and the public capital markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, or at all, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition, a further decline in our share price or a deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Even if available, additional financing could be costly or have adverse consequences.

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

If we are not able to obtain adequate funding when needed, we may be required to delay development programs or other initiatives. If we are unable to raise additional capital in sufficient amounts or on satisfactory terms, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development, and commercialization efforts and exploiting other corporate opportunities. In addition, it may be necessary to work with a partner on one or more of our product candidates, which could reduce the economic value of those products to us. If we engage in strategic transactions with respect to revenue-producing assets or business lines, our revenue may be adversely affected and such transactions could negatively affect the viability of our business. Each of the foregoing may harm our business, operating results, and financial condition, and may impact our ability to continue as a going concern.

We may be unable to successfully divest certain assets or recover any of the costs of our investment in certain R&D programs.

In connection with our Strategic Transformation, we have divested certain assets that do not align with our current operational plans and strategies, including the sale of certain laboratory assets and the divesture of the Avero Diagnostics business. We have explored the potential divestiture and/or out-license of other assets as well, including assets and intellectual property related to our Preecludia™ rule-out test for preeclampsia and single-molecule counting assay under development. It is possible that we will be unable to successfully divest and/or license these assets, and we may never recover any of the costs of our investment in these programs.

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

We expect our future products, if approved, to face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. The larger competitors have substantially greater financial and human resources, as well as a much larger infrastructure than we do. For more information on our precision medicine competitors, see Part I, Item 1. “Business—Competition in Precision Medicine.”

Additionally, we compete to acquire the intellectual property assets that we require to continue to develop and broaden our product pipeline. In addition to our in-house research and development efforts, we may seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing, and joint venture arrangements. Competitors with greater resources may acquire intellectual property that we seek, and even where we are successful, competition may increase the acquisition price of such intellectual property or prevent us from capitalizing on such acquisitions, licensing opportunities, or joint venture arrangements. If we fail to compete successfully, our growth may be limited.

It is possible that developments by our competitors could make our products or technologies under development less competitive or obsolete. Our future growth depends, in part, on our ability to provide products that are more effective than those of our competitors and to keep pace with rapid medical and scientific change. Sales of any future products may decline rapidly if a new product is introduced by a competitor, particularly if a new product represents a substantial improvement over our products. In addition, the high level of competition in our industry could force us to reduce the price at which we sell our products or require us to spend more to market our products.

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

Effective execution of research and development activities and the timely introduction of new products and product candidates to the market are important elements of our business strategy. However, the development of new products and product candidates is complex, costly, and uncertain and requires us to, among other factors, accurately anticipate patients’, clinicians’, and payors’ needs, and emerging technology trends. For more information on our current research and development efforts, see Part I, Item 1. “Business—Our Research and Development Activities.”

In the development of new products and product candidates, we can provide no assurance that:

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

These and other factors beyond our control could delay our launch of new products and product candidates.

The research and development process in our industries generally requires a significant amount of time from the research and design stage through commercialization. The launch of such new products requires the completion of certain clinical development and/or assay validations in the commercial laboratory. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals and will not be able to complete clinical development for any planned product in a timely manner. Such development and/or validation failures could prevent or significantly delay our ability to obtain FDA clearance or approval as may be necessary or desired or launch any of our planned products and product candidates. At times, it may be necessary for us to abandon a product in which we have invested substantial resources. Without the timely introduction of new product candidates, our future products may become obsolete over time and our competitors may develop products that are more competitive, in which case our business, operating results, and financial condition will be harmed.

We are still developing our precision medicine platform and are in the early stages of its development, have conducted some early preclinical studies, and limited early clinical studies, and to date have generated no precision medicine products or product revenue. There can be no assurance that we will develop any precision medicine products that deliver therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.

Our operations with respect to our precision medicine platform to date have been limited to developing our platform technology, undertaking preclinical studies and feasibility studies with human subjects, and conducting research to identify potential product candidates. To date, we have only conducted limited feasibility studies in humans to evaluate whether our platform localization technology enables identification of the location of our ingestible medical devices within the gastrointestinal tract as well as the function of our DDS and RSS devices.

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

The clinical trial process is lengthy and expensive with uncertain outcomes. We have limited data and experience regarding the safety and efficacy of our product candidates. Results of earlier studies may not be predictive of future clinical trial results, or the safety or efficacy profile for such products or product candidates.

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

The results of our clinical trials may not support the use of our product candidates, or may not be replicated in later studies required for marketing authorizations.

As the healthcare reimbursement system in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payors seeking such data for determining coverage for our products under development, particularly in new areas such as in precision medicine diagnostic or therapeutic applications.

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

Peer-reviewed publications regarding our product candidates may be limited by many factors, including delays in the completion of, poor design of, or lack of compelling data from clinical studies, as well as delays in the review, acceptance, and publication process. If our products under development or the underlying technology do not receive sufficient favorable exposure in peer-reviewed publications, or are not published, the rate of healthcare provider adoption of our products under development and positive reimbursement coverage decisions for our products under development could be negatively affected. The publication of clinical data in peer-reviewed journals can be a crucial step in commercializing and obtaining reimbursement for products under development, and our inability to control when, if ever, results are published may delay or limit our ability to derive sufficient revenues from any test or other product that is the subject of a study. The performance achieved in published studies might not be repeated in later studies that may be required to obtain FDA clearance or marketing authorizations should we decide for business reasons, or be required to submit applications to the FDA or other health authorities seeking such authorizations.

Our outstanding debt, and any new debt, may impair our financial and operating flexibility.

As of December 31, 2021, we had approximately $126.4 million of convertible notes payable. Certain of our debt agreements contain various restrictive covenants.

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

Unauthorized access, loss or dissemination of information could disrupt our operations, including our ability to process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize tests, collect, process and prepare company financial information, provide information about tests, educate patients and healthcare providers about our service, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

We expect to depend on collaborators, partners, licensees, manufacturers, and other third parties to support our product candidate development efforts, including, to manufacture our product candidates and to market, sell, and distribute any products we successfully develop. Any problems we experience with any of these third parties could delay the development, commercialization, and manufacturing of our product candidates, which could harm our results of operations. For example, following the discontinuation of genetic laboratory-developed test services in our Ann Arbor laboratory, we are unable to independently commercialize PreecludiaTM as an LDT and will be required to partner with a third-party, or potentially to license-out or sell the technology and related assets. Prior to marketing PreecludiaTM as an LDT, any future development partner would need to validate the test within their own lab, and such third party may not be successful in validating the test in their lab on a timely basis, or at all.

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

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our future contract partners will devote to our research and development programs and products under development, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, while we manage the relationships with third parties, we cannot control all of the operations of and protection of intellectual property by such third parties.

We rely on a limited number of suppliers or, in some cases, single suppliers, and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products under development, including those for which we are required to obtain marketing authorization from the FDA and would need to obtain a new marketing authorization from the FDA to use a new supplier. Any natural or other disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality of the items manufactured would heighten the risks that we face. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our products under development and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

The manufacturing of our precision medicine product candidates, and other products under development, is highly exacting and complex, and we depend on third parties to supply materials and manufacture certain products and components.

Manufacturing is highly exacting and complex due, in part, to strict regulatory requirements governing the manufacture of our future products and product candidates, including medical devices, diagnostic products, and pharmaceutical products. We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture devices, diagnostic products, and drug substances, produce drug products and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that many of our products be manufactured according to cGMP regulations and that proper procedures be implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators, or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, marketing authorizations. In addition, such failure could be the basis for action by the FDA, including issuing a warning letter, initiating a product recall or seizure, fines, imposing operating restrictions, total or partial suspension of production or injunctions and/or withdrawing marketing authorizations for products previously granted to us. To the extent we rely on a third-party manufacturer, the risk of noncompliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

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

We rely on third parties for matters related to the design of our product candidates and for our preclinical research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such trials.

We rely and expect to continue to rely on third parties, such as engineering firms, CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct and manage certain aspects of the design, preclinical testing, and clinical trials for our products under development. Our reliance on these third parties for research and development activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with GCP requirements, the general investigational plan, and the protocols established for such trials.

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
•
the clinical indications for which our product candidates are approved or cleared;
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

We may develop product candidates regulated as biologics in the future in connection with our precision medicine platform. The successful development, manufacturing, and sale of biologics is a long, expensive, and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the testing, development, approval, manufacturing, distribution, and sale of biologics is subject to applicable provisions of the FD&C Act, PHSA, and regulations issued thereunder that are often more complex and extensive than the regulations applicable to other pharmaceutical products or to medical devices. Manufacturing biologics, especially in large quantities, is often complicated and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically.

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

Our operating results, including our revenues, gross margin, profitability, and cash flows, have varied in the past and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our results should not be relied upon as an indication of future performance. Our operating results, including quarterly financial results, may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our results may adversely impact the value of our common stock. Factors that may cause fluctuations in our financial results include, without limitation, those listed elsewhere in this “Risk Factors” section. In addition, as we increase our research and development efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts.

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

As of December 31, 2021, we had net operating loss ("NOL") carryforwards of approximately $458.2 million for federal income tax purposes, and $221.7 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring in 2028. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the Code, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, which provides some relief from the limitations on the utilization of NOLs and certain other tax attributes described above. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act for taxes paid in years 2013, 2014, 2015, and 2017, which we refer to as the CARES Act Tax Benefit. We agreed to pay 65% of any tax refund received in excess of $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, to accelerate payments to the government in connection with our government settlement. During the year ended December 31, 2020, we received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act. For the year ended December 31, 2020, we had paid a total of $37.0 million to the government in connection with our government settlements. We did not receive any tax refunds during the year ended December 31, 2021,

Reimbursement Risks Related to Our Historical Testing Business

We may be unable to obtain or maintain third-party payor coverage and reimbursement for our future tests or products.

Our future success will depend on our or our potential partners' ability to obtain or maintain adequate reimbursement coverage from third-party payors. Third-party reimbursement for our testing historically represented a significant portion of our revenues, and we expect third-party payors such as third-party commercial payors and government healthcare programs to be a source of revenue in the future. It is to be determined whether and to what extent certain of our products under development will be covered or reimbursed. If we are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payors for our future tests or other products, our ability to generate revenues will be limited. For example, healthcare providers may be reluctant to order our tests or other products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient.

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

Prior to the shutdown of commercial operations in our laboratory in Ann Arbor, MI and the sale of our affiliated business Avero Diagnostics, both of which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business, and we expect these disputes and requests for recoupment to continue. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Reimbursement—Commercial Third-Party Payors.” Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, or collectively, the ACA, enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the OIG’s healthcare enforcement authorities, and would be a potential violation of our obligations under our Corporate Integrity Agreement to report substantial overpayments to the OIG. Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

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

If the validity of an informed consent from a patient is challenged, we could be forced to refund amounts previously paid by third-party payors, or to exclude a patient’s data from clinical trial results.

We are required to ensure that all clinical data and blood samples that we receive have been collected from subjects who have provided appropriate informed consent for us to perform testing in clinical trials. We seek to ensure that the subjects from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. A subject’s informed consent could be challenged in the future, and the informed consent could prove invalid, unlawful, or otherwise inadequate for our purposes. Any such findings against us, or our partners, could deny us access to, or force us to stop, testing samples in a particular area or could call into question the results of our clinical trials. In addition, we could be requested to refund amounts previously paid by third-party payors for tests where an informed consent is challenged. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our operating results.

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
•
a non-prosecution agreement, effective July 21, 2020, with SDCA, or the Non-Prosecution Agreement, in resolution of all criminal allegations (which agreement has since expired);
•
a corporate integrity agreement, effective July 21, 2020, with the OIG, or the Corporate Integrity Agreement; and
•
civil settlement agreements, effective October 1, 2020, with the State AGs.

The terms of these agreements require that we pay $49.0 million in the aggregate plus applicable interest. As of December 31, 2021, we have paid approximately $41.9 million towards this amount. We will pay the remaining portion of the settlement over an approximately two-year period, structured as follows: approximately $6.9 million in December 2022; and approximately $0.2 million in December 2023. For additional information regarding these agreements, please see Part I, Item 3. “Legal Proceedings—Federal Investigations.”

Our inability to obtain, on a timely basis or at all, any necessary marketing authorizations for new device products or improvements could adversely affect our future product commercialization and operating results.

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

FDA marketing authorization could not only be required for new products we develop, but also could be required for certain enhancements we may seek to make to our future products. Delays in receipt of, or failure to obtain, marketing authorizations could materially delay or prevent us from commercializing our products or result in substantial additional costs that could decrease our profitability. In addition, even if we receive FDA or other regulatory marketing authorizations for a new or enhanced product, the FDA or such other regulator may condition, withdraw, or materially modify its marketing authorization.

We are subject to costly and complex laws and governmental regulations.

Our precision medicine product candidates are subject to a complex set of regulations and rigorous enforcement, including by the FDA, DOJ, HHS, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our product candidates, if approved. As a part of the regulatory process of obtaining marketing authorization for new products and modifications to products, we may conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, operating results, and financial condition. We cannot guarantee that we will be able to obtain or maintain marketing authorization for our product candidates and/or enhancements or modifications to products, and the failure to maintain or obtain marketing authorization in the future could have a material and adverse effect on our business, operating results, financial condition.

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

These factors could cause us to incur additional costs and could cause the delay or termination of clinical studies, regulatory submissions, required marketing authorizations or commercialization of our products under development. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical studies may be delayed or we could lose potential revenue.

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

The misuse or off-label use of our product candidates may harm our reputation in the marketplace, result in injuries that lead to product liability suits or result in costly investigations, fines or sanctions by regulatory bodies if we are deemed to have engaged in the promotion of these uses, and any of these consequences could be costly to our business.

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

Risks Related to Our Intellectual Property

Third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products under development.

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Part I, Item 3. “Legal Proceedings—Ravgen Lawsuit” for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our laboratory developed test business, which is no longer in operation.

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

In addition, our agreements with some of our collaborators, suppliers, and other entities with whom we do business require us to defend or indemnify these parties to the extent they become involved in infringement claims, including the types of claims described above. We could also voluntarily agree to defend or indemnify third parties if we determine it to be in the best interests of our business relationships. If we are required or agree to defend or indemnify third parties in connection with any infringement claims, we could incur significant costs and expenses that could adversely affect our business, operating results, and financial condition.

Because the industries in which we operate are particularly litigious, we are susceptible to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products under development or conducting our other business.

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we operate, including but not limited to the biotechnology, life sciences, pharmaceuticals, and medical device industries. Whether a product infringes a patent involves complex legal and factual issues that may be open to different interpretations. Searches typically performed to identify potentially infringed patents of third parties are often not conclusive and because patent applications can take many years to issue, there may be applications now pending, which may later result in issued patents which our future products may infringe. In addition, our competitors or other parties may assert that our product candidates and the methods they employ may be covered by patents held by them. If any of our products infringes a valid patent, we could be prevented from manufacturing or selling it unless we can obtain a license or redesign the product to avoid infringement. A license may not always be available or may require us to pay substantial royalties. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and could divert our management’s attention from operating our business.

Any inability to effectively protect our proprietary technologies could harm our competitive position.

Our success and ability to compete depend to a large extent on our ability to develop proprietary products and technologies and to maintain adequate protection of our intellectual property in the United States and elsewhere. The laws of some foreign countries do not protect proprietary rights to the same extent as the laws of the United States, and many companies have encountered significant challenges in establishing and enforcing their proprietary rights outside of the United States. These challenges can be caused by the absence of rules and methods for the establishment and enforcement of intellectual property rights in certain jurisdictions outside of the United States. In addition, the proprietary positions of companies in the industries in which we operate generally are uncertain and involve complex legal and factual questions. This is particularly true in the life sciences area where the U.S. Supreme Court has issued a series of decisions setting forth limits on the patentability of natural phenomena, natural laws, abstract ideas and their applications (see, Mayo Collaborative v. Prometheus Laboratories (2012), Association for Molecular Pathology v. Myriad Genetics (2013), and Alice Corporation v. CLS Bank (2014), which has made it difficult to obtain certain patents and to assess the validity of previously issued patents). This uncertainty may materially affect our ability to defend or obtain patents or to address the patents and patent applications owned or controlled by our collaborators and licensors.

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

Further, preliminary injunctions that bar future infringement by the competitor are not often granted; therefore, remedies for infringement are not often immediately available. Even if we prevail in an infringement action, we cannot assure you that we would be fully or partially financially compensated for any harm to our business. We may be forced to enter into a license or other agreement with the third parties on terms less profitable or otherwise less commercially acceptable to us than those negotiated between a willing licensee and a willing licensor. Any inability to stop third-party infringement could result in the future in a loss in market share of our products under development, or lead to a delay, reduction, and/or inhibition of our development, manufacture, or sale of some of our products. A product produced and sold by a third-party infringer may not meet our or other regulatory standards or may not be safe for use, which could cause irreparable harm to the reputation of our products, which in turn could result in substantial loss in our market share and profits.

There is also the risk that others, including our competitors in the targeted and systemic therapeutics fields, may independently develop similar or alternative technologies, ingestible devices, or design around our patented or patent pending technologies, and our competitors or others may have filed, and may in the future file, conflicting patent claims covering technology similar or identical to ours. The costs associated with challenging conflicting patent claims could be substantial, and it is possible that our efforts would be unsuccessful and may result in a loss of our patent position and the issuance or validation of the competing claims. Should such competing claims cover our technology, we could be required to obtain rights to those claims at substantial cost.

Any of these factors could adversely affect our ability to obtain commercially relevant or competitively advantageous patent protection for our products under development.

“Submarine” patents may be granted to our competitors, which may significantly alter our launch timing expectations, reduce our projected market size, cause us to modify our product or process or block us from the market altogether.

The term “submarine” patent is used to denote a patent issuing from an application that was not published, publicly known or available prior to its grant. Submarine patents add substantial risk and uncertainty to our business. Submarine patents may issue to our competitors covering our product candidates and thereby cause significant market entry delay, defeat our ability to market our product candidates or cause us to abandon development and/or commercialization of a product candidate.

The issuance of one or more submarine patents may harm our business by causing substantial delays in our ability to introduce a product candidate or other product into the U.S. market.

If we are not able to adequately protect our trade secrets, know-how, and other proprietary information, the value of our technology and products under development could be significantly diminished.

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
•
periodic fluctuations in our revenue;
•
actual or anticipated changes in regulatory oversight of our products under development;
•
developments or disputes concerning our intellectual property or other proprietary rights or alleged infringement of third party’s rights by us or our products under development;
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

In the recent past, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of their stock and buy-and-hold decisions of other investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in the stock prices of those companies and in the market and have led to the price per share of some of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Investors who purchase shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. Market activity suggests that we have been and may currently be the target of a short squeeze, and stockholders may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

As of December 31, 2021, our current directors and executive officers, together with their affiliates have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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
•
prohibit stockholder action by written consent, which requires stockholder actions to be taken at a meeting of our stockholders, except for so long as specified stockholders hold in excess of 50% of our outstanding common stock;
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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 25,800 square feet of office space in San Diego, California under several lease agreements that expire on June 30, 2023. Additionally, we lease approximately 10,500 square feet of office and laboratory space in San Diego, California under a lease agreement that expires in January 2027. We also own approximately 21,500 square feet of laboratory space in Ann Arbor, Michigan. We also lease approximately 26,500 square feet of office space in Ann Arbor, Michigan. Our lease expires in October 2023. We also lease approximately 4,000 square feet of property located in Irving, Texas, which is used for research and development. We believe our existing facilities will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings.

Refer to Note 11, “Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K and our Annual Reports and Quarterly Reports on Form 10-Q for prior periods, for information on our historical and ongoing legal proceedings.

Colorado Recoupment

On July 21, 2021, we received a letter from the Colorado Department of Health Care Policy and Financing, or the Department, informing us that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. In December 2021, we received additional correspondence informing us that the Department is seeking recoupment for an additional $3.3 million of historical payments from 2018.

The historical payments for which the Department is seeking recoupment primarily relate to our Preparent expanded carrier screening tests primarily on the basis that such tests were not medically necessary.

We previously entered into settlement agreements with 45 states including the State of Colorado as part of a settlement with respect to certain civil claims related to our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

We disputed these claims of recoupment with the Department, filed an administrative complaint with the State of Colorado Office of Administrative Courts, and are also seeking to offset such claims by an amount of approximately $1.9 million previously paid to the Department in connection with the state settlement agreements referred to above. At this preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, we received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to our former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” We continue to cooperate and provide information requested by the subpoena. At this preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

OIG Inquiry

On October 16, 2019, we received an inquiry from the Texas Health & Human Services Commission Office of Inspector General, or the TX OIG, alleging that we did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. We submitted a written response to the inquiry on October 23, 2019. In October 2021, we received a letter from the TX OIG asking us to renew our engagement on the matter. We continue to cooperate with the TX OIG toward resolution of the matter. Although we believe that we hold and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company has recorded an accrual for the estimated probable loss for this matter as of December 31, 2021.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc., or Ravgen, filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting our infringement of two Ravgen patents based on our former NIPT testing business. The complaint seeks monetary damages and injunctive relief. We responded to the complaint on March 23, 2021.

We believe the claims in Ravgen’s complaint are without merit, and we are vigorously defending against them. On March 1, 2022, the court ordered a stay of the litigation pending resolution of patent validity challenges made against the two patents in inter partes review proceedings currently pending before the Patent Trial and Appeal Board of the United States Patent and Trademark Office.

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock, or the IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, we moved to dismiss the first amended complaint. On September 1, 2021, the court granted our motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. It alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that (i) we had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that we had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 we ended a supposedly improper marketing practice on which the competitiveness of our business depended; and (iv) we were suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, we moved to dismiss the second amended complaint on November 15, 2021. Lead Plaintiffs filed an opposition to the motion on January 14, 2022, and we filed our reply in support of the motion on February 22, 2022. We intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

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

On August 17, 2021, we received a letter purportedly on behalf of a stockholder of the Company demanding that our Board of Directors investigate and take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising out of the IPO litigation discussed above. Our Board of Directors intends to evaluate the demand and any additional steps to be taken after the resolution of the IPO litigation discussed above.

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

Holders

As of March 15, 2022, there were approximately 50 stockholders of record of our common stock.

Dividends

We anticipate that we will retain earnings, if any, to support operations research and development activities and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future. In addition, the terms of our convertible notes restrict our ability to pay dividends, subject to certain exceptions.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved

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

Overview

We are a biotechnology company innovating in the oral delivery of biotherapeutics. Our drug-device combinations could enable new treatment approaches in two main areas:

•
Targeted delivery of therapeutics to the site of disease in the gastrointestinal ("GI") tract, designed to improve outcomes for patients with Inflammatory Bowel Disease ("IBD"); and
•
Systemic delivery of biotherapeutics, designed to replace injection with needle-free, oral capsules.

Our mission is to improve human health through a more advanced approach to biotherapeutic delivery.

Our historical operations included a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas. Previously, our core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), our operations also included anatomic and molecular pathology testing products in the United States.

Strategic Transformation and Factors Affecting Our Performance

In June 2021, we announced a strategic transformation ("Strategic Transformation") pursuant to which we are refocusing our efforts on our robust research and development pipeline to better position the business for future growth. The Strategic Transformation includes the closure of our genetics laboratory in Ann Arbor, Michigan, the sale of our Avero laboratory business, a reduction in force and other cost-cutting measures and operational improvements.

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

In the second quarter of 2020, we added COVID-19 testing to our offering and began offering COVID-19 testing nationally in mid-November 2020. We are no longer performing COVID-19 testing following the shut-down of our laboratory operations.

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

Our business involves significant investment in research and development activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our Targeted Therapeutics and Oral Biotherapeutics product candidates and expand our pipeline of diagnostics device product candidates. The achievement of key development milestones is a key factor in evaluating our performance.

We expect to continue to incur significant expenses and increasing operating losses in the near term. While we materially reduced our spend profile as a result of the Strategic Transformation in 2021, we expect our expenses may increase in connection with our ongoing activities, as we:

•
continue to advance the preclinical and clinical development of our lead Targeted Therapeutics and Oral Biotherapeutics product candidates;
•
initiate preclinical studies and clinical trials for additional Targeted Therapeutics and Oral Biotherapeutics product candidates that we may identify in the future;
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

We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our Targeted Therapeutics and Oral Biotherapeutics product candidates, which we expect will take several years. We expect to spend a significant amount in development costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our precision medicine product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay or modify preclinical and clinical trials of our precision medicine product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our precision medicine product candidates. In addition, we may not be profitable even if we commercialize any of our precision medicine product candidates.

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

We plan to continue investing in research and development activities for the foreseeable future as we focus on our Targeted Therapeutics and Oral Biotherapeutics programs through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. While we plan to partner with large pharmaceutical companies, especially for the later stage clinical work, we still expect our research and development expenses to increase over the next several years as we conduct additional preclinical studies and clinical trials, including later-stage clinical trials, for our current and future product candidates and pursue regulatory approval of our product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including:

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

Due to the impact of the COVID-19 pandemic and work-from-home policies and other operational limitations mandated by federal, state, and local governments as a result of the pandemic, certain of our research and development activities have been delayed and may be further delayed. For more information on risks related to COVID-19, see "Risk Factors—The ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations."

Selling and Marketing

Selling and marketing expenses consist primarily of personnel costs, including salaries, commissions, bonuses, stock-based compensation expense, and benefits for our sales and marketing team. Selling and marketing expenses also include costs for communication, advertising, conferences, other marketing events, and allocated overhead costs. We expect selling and marketing expenses to decrease for the foreseeable future as a result of the closure of our Laboratory Operations in Ann Arbor and the sale of our Avero affiliate.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include professional fees of audit, legal, and recruiting services. Following the listing of our common stock on Nasdaq, we incurred additional expenses as a result of operating as a public company, including costs to comply with the rules and regulations applicable to companies listed on a U.S. securities exchange and costs related to compliance and reporting obligations pursuant to the rules and regulations of the SEC. In addition, as a public company, we expect to continue to incur increased expenses in the areas of insurance, investor relations, and professional services. Furthermore, we will continue to incur expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the California subpoena, the Colorado recoupment, the Ravgen lawsuit and IPO related litigation described in Part I, Item 3. “Legal Proceedings” in this Annual Report. Despite such expenses, we expect our overall general and administrative expenses to decrease for the foreseeable future as a result of the closure of our Laboratory Operations in Ann Arbor and the sale of our Avero affiliate.

Interest Income (Expense), Net

Interest income (expense), net is primarily attributable to borrowings under our Credit Agreement (as defined below), our outstanding mortgages and capital lease agreements, and interest income earned from our cash and cash equivalents.

Loss on Warrant Liability

Loss on warrant liability consists of changes in the fair value of our liability-classified warrants to purchase common stock.

Other Income (Expense), Net

Other income (expense), net primarily consists of changes in the fair value of our embedded derivative liability related to the convertible notes, loss on extinguishment of our obligations outstanding under the Credit and Security Agreement, as amended, in the fourth quarter of 2020, loss on extinguishment of convertible note in the second quarter of 2020, inducement loss on our Convertible Notes, and changes in fair value of short-term investments.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was enacted. The CARES Act includes several significant provisions for corporations, including the usage of net operating losses, interest deductions and payroll benefits. Corporate taxpayers may carryback net operating losses, or NOLs, originating during 2018 through 2020 for up to five years. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation for taxes paid in years 2013, 2014, 2015, and 2017. We agreed to pay 65% of any tax refund received in excess of $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, to accelerate payments to the government in connection with our government settlement. During the year ended December 31, 2020, we received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act. As of December 31, 2020, we had paid a total of $37.0 million to the government in connection with our government settlements. See Part I, Item 3. “Legal Proceedings—Federal Investigations” in this Annual Report. There is no additional carryback for the year ended December 31, 2021.

Results of Operations.

Comparison of Years Ended December 31, 2021 and 2020

	Year Ended December 31,
	2021	2020
	(in thousands)
Statement of Operations Data:
Revenues	$1,247	$162
Cost of sales	—	—
Gross profit	1,247	162
Operating expenses:
Research and development	45,785	47,743
Selling and marketing	4,758	5,949
General and administrative	68,541	54,089
Total operating expenses	119,084	107,781
Loss from operations	(117,837)	(107,619)
Interest income (expense), net	(12,636)	(9,915)
Loss on warrant liability	(54,157)	—
Other income (expense), net	5,990	(25,084)
Loss before income taxes	(178,640)	(142,618)
Income tax benefit	(119)	(37,532)
Loss from continuing operations	(178,521)	(105,086)
Loss from discontinued operations	(68,891)	(87,442)
Net loss	$(247,412)	$(192,528)

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

Research and Development Expenses

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Research and development	$45,785	$47,743	$(1,958)	(4.1)%

The decrease in research and development expenses was primarily attributable to a decrease in supplies costs and consulting costs, partially offset by an increase in salary and benefits.

Selling and Marketing Expenses

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Selling and marketing	$4,758	$5,949	$(1,191)	(20.0)%

The decrease in selling and marketing expenses was primarily attributable to a decrease in salary and benefits due to the Strategic Transformation, partially offset by an increase in consulting fees and advertising expense.

General and Administrative Expenses

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
General and administrative	$68,541	$54,089	$14,452	26.7%

The increase in general and administrative expenses was primarily attributable to an increase in consulting professional fees as part of the Strategic Transformation restructuring, legal fees related to general corporate and patent litigation matters, salary and benefits due to new equity awards and business insurance costs related to our director and officer insurance premiums.

Interest Income (Expense), Net

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Interest income (expense), net	$(12,636)	$(9,915)	$(2,721)	27.4%

The increase in interest expense, net was due to the extinguishment of the Term Loan and the issuance of the convertible notes in December 2020.

Loss on Warrant Liability

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Loss on warrant liability	$54,157	$—	$54,157	100.0%
The loss on warrant liability is attributable to issuances, exercises and remeasurement of liability classified warrants during the year ended December 31, 2021.

Other Income (Expense), Net

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Other income (expense), net	$5,990	$(25,084)	$31,074	*

* The change is more than 100%

The change in other income (expense), net was primarily due to a $32.3 million gain related to a decrease in the fair value of our embedded derivative liability related to the convertible notes during year ended 2021 and a loss on extinguishment of debt associated with the exchange of our obligations under the Credit and Security Agreement, as amended, for convertible notes issued to the same related party, and a loss on extinguishment of debt associated with the conversion of an unsecured promissory note into shares of common stock upon completion of the IPO in 2020 that did not reoccur in 2021.

Income Tax Benefit

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Income tax benefit	$119	$37,532	$(37,413)	(99.7)%

The tax benefit during the year ended December 31, 2020 was recorded primarily due to the NOL carryback provisions available under the CARES Act legislation enacted in March 2020. During the year ended December 31, 2018, we established a full valuation allowance on net deferred tax assets due to losses generated in 2018 and projected taxable losses anticipated in the future.

Discontinued Operations

	Year Ended
	December 31,		Increase/
	2021	2020	(Decrease)	% Change
	(in thousands)
Loss from discontinued operations	$68,891	$87,442	$(18,551)	(21.2)%

In connection with the Strategic Transformation, we began reporting the results of our Laboratory Operations in discontinued operations. The decrease in loss was attributable to a decrease in revenues and cost of sales due to a decrease in volumes of Progenity tests during 2021, offset by the loss recognized from the sale of Avero. See Note 4 to our consolidated financial statements included in this Annual Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock and cash from debt financings, including convertible notes.

As of December 31, 2021, we had $88.4 million of cash and cash equivalents and convertible notes, net outstanding of $126.4 million. Our accumulated deficit as of December 31, 2021, was $788.7 million. For the year ended December 31, 2021, we had a net loss of $247.4 million and cash used in operations of $167.5 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs.

While we have greatly reduced our cash burn following the Strategic Transformation and we are forecasting our spend to be less than our current cash and cash equivalents for the next 12 months, we have not yet built a track record for our lower spend profile. As a result, we have not completely eliminated the risks surrounding our ability to fund our operations for at least 12 months from the issuance date of the consolidated financial statements for the year ended December 31, 2021, without relying on additional funding. As a result, there is substantial doubt about our ability to continue as a going concern for 12 months following the issuance date of the consolidated financial statements for the year ended December 31, 2021. We therefore intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Credit and Security Agreements, Series B Preferred Stock, and Convertible Notes

On October 27, 2017, we entered into a credit and security agreement, (the "Credit Agreement") with a fund managed by Athyrium, as collateral agent and a lender. The Credit Agreement provided for a term loan of $75.0 million, the issuance of Series B Preferred Stock, and the issuance of a warrant to purchase Series B Preferred Stock, (the "Series B Preferred Stock Purchase Warrant"). The Credit Agreement was discharged in December 2020 in connection with the offering of convertible notes described below. The Credit Agreement contained customary covenants, including a requirement to maintain a minimum unrestricted cash balance at all times of at least $5.0 million. The term loan was secured by all our tangible and intangible property assets, with the exception of our intellectual property. The term loan accrued interest at a rate per annum equal to 9.5% and was due October 27, 2022.

During the year ended December 31, 2020, we recognized interest expense on the term loan of $7.5 million, respectively.

In connection with the IPO, on June 18, 2020, the Series B Preferred Stock Purchase Warrant became exercisable for 400,160 shares of common stock.

On February 28, 2020, we completed an equity financing pursuant to the 2019 Series B Stock Purchase Agreement executed on November 12, 2019 with Athyrium Opportunities III Acquisition 2 LP, a fund managed by Athyrium and Dr. Stylli, our former Chairman and Chief Executive Officer, for an aggregate purchase price of $11.4 million. We issued an aggregate of 5,066,666 shares of Series B Preferred Stock at a purchase price of $2.25 per share.

On March 31, 2020, we entered into the First Amendment to the Credit Agreement (the "Credit Agreement Amendment") with the collateral agent and lender party thereto, providing for the payment of interest due and payable as of March 31, 2020 in shares of our Series B Preferred Stock, and further providing for the payment of interest due and payable as of June 30, 2020 in shares of our Series B Preferred Stock in the event our IPO had not been consummated by such date. Pursuant to the Credit Agreement Amendment, we concurrently entered into a Series B Preferred Stock Subscription Agreement (the "Subscription Agreement") with the lender, which provided for the issuance of 967,130 shares of Series B Preferred Stock at a subscription price of $2.25 per share, as payment for interest due and payable as of March 31, 2020 and all applicable fees as set forth in the Credit Agreement Amendment. The Subscription Agreement further provided for a potential additional issuance of shares of Series B Preferred Stock as payment for the interest due and payable under the Credit Agreement as of June 30, 2020, in the event our IPO had not been consummated by such date, with the amount of shares to be determined at such time.

On April 3, 2020, we entered into a Series B Preferred Stock Purchase Agreement with Athyrium Opportunities III Acquisition 2 LP, pursuant to which we issued an additional 4,444,444 shares of Series B Preferred Stock at $2.25 per share for an aggregate purchase price of $10.0 million.

On May 8, 2020, we entered into a Note Purchase Agreement with Athyrium Opportunities 2020 LP, a fund managed by Athyrium, pursuant to which we issued and sold an unsecured convertible promissory note with an annual interest rate of 8.0% and in an aggregate principal amount of $15.0 million. The convertible note had a maturity date of May 8, 2022 and was convertible at the option of the holder into shares of our common stock at a per share conversion price of the lesser of $13.90 and eighty percent of the public price. In connection with the issuance and sale of the convertible note, we entered into (i) the Second Amendment to the Credit Agreement (the "Second Credit Agreement Amendment"), dated May 6, 2020, allowing for the creation or incurrence of certain indebtedness and the making of payments, in each case, in respect of the convertible note, among other matters, and (ii) the Second Amendment to Series B Preferred Stock Warrant, dated May 8, 2020, providing for the removal of certain restrictive exercise provisions in the Series B Preferred Stock Purchase Warrant. In June 2020, in connection with completion of our IPO, the Note was converted into 1,250,000 shares of common stock and all obligations under the convertible note were extinguished.

In December 2020, in connection with a private offering of the convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our convertible notes (the "Convertible Notes"). The Convertible Notes were issued pursuant to, and are governed by, an indenture ("Indenture"), dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee. The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021.

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

The Convertible Notes have customary provision relating to the occurrence of Events of Default (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and assets of our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our subsidiaries with respect to indebtedness for borrowed money of at least $7,500,000; (vi) the rendering of certain judgments against us or any of our subsidiaries for the payment of at least $7,500,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. As of December 31, 2021, we were in compliance with all such covenants.

In October 2021, we entered into privately negotiated agreements with certain holders of Convertible Notes to exchange an aggregate of $20.2 million principal amount for 8,513,850 shares of our common stock. In addition, we issued an aggregate of 427,804 shares of common stock to certain investors in consideration for a waiver of certain contractual lock-up provisions to which we agreed to in connection with prior offerings of its securities.

In addition to the transaction discussed above, holders of Convertible Notes exchanged an aggregate of $15.6 million principal amount for 4,336,938 shares of our common stock during the year ended December 31, 2021.

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

Registered Offerings

In August 2021, we issued and sold an aggregate of (i) 40,000,000 shares of common stock and (ii) warrants to purchase 40,000,000 shares of common stock in an underwritten public offering. Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $1.00 per share of the common stock and the accompanying warrant. We received approximately $37.4 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The warrants have an exercise price of $1.00 per share, are exercisable at any time, and will expire five years following the date of issuance. The agreement also allowed for the purchase of up to an additional 6,000,000 shares at the option of the underwriters, which was partially exercised for warrants to purchase an aggregate of 1,932,000 shares of common stock.

In October 2021, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 13,333,334 shares of common stock at a purchase price of $1.50 per share in a registered direct offering. We received approximately $18.7 million in net proceeds, after deducting placement agent fees and other offering expenses payable by the Company.

At-The-Market Sales Agreement and Offering

In November 2021, we entered into an At Market Issuance Sales Agreement ("Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the three months ended December 31, 2021, we received net proceeds of $4.6 million, after deducting commissions and other offering expenses, from the sale of 1,763,754 shares under the Sale Agreement. We sold such shares at a weighted average purchase price of $2.84 per share.

Mortgages

In January 2014, we executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring a facility located in Ann Arbor, Michigan, which was previously leased by us and is used primarily for laboratory testing and research purposes. The outstanding balance was $1.3 million as of December 31, 2020. The remaining mortgage was paid off in November 2021. We previously had a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero Diagnostic’s property located in Lubbock, Texas, which was used primarily for laboratory testing. The outstanding balance was $1.7 million as of December 31, 2020, and is included in liabilities held for sale on the consolidated balance sheet. The mortgage was paid off in December 2021 prior to the sale of Avero.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development expenses will continue to increase as we focus on developing innovative products, including our preeclampsia test and our precision medicine product candidates, through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. We expect selling and marketing and general and administrative expenses to decrease as a result of the closure of our Laboratory Operations and the sale of our Avero affiliate. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2021	2020
Cash used in operating activities	$(167,486)	$(165,744)
Cash used in investing activities	(1,242)	(4,944)
Cash provided by financing activities	165,049	229,722

Operating Activities

Net cash used in operating activities in the year ended December 31, 2021 was primarily attributable to a $247.4 million net loss, adjusted for a $68.9 million loss from discontinued operations and non-cash charges, primarily driven by an $18.4 million change in the derivative liability fair value, offset by a $54.2 million change in the warrant liability fair value, $12.0 million of stock-based compensation expense and an $11.3 million inducement loss. The net cash outflow from changes in operating assets and liabilities was attributable to a $22.9 million decrease in accrued expenses and other liabilities and an $8.7 million decrease in accounts payable, offset by a $4.4 million increase in other long-term liabilities. Additionally, net cash used in operating activities from discontinued operations contributed $27.2 million of outflows.

Net cash used in operating activities in the year ended December 31, 2020 was primarily attributable to a $192.5 million net loss, adjusted for an $87.4 million loss from discontinued operations and non-cash charges, primarily driven by $33.5 million of non-cash revenue reserve, $13.9 million change in the derivative liability fair value, $11.0 million loss on extinguishment of convertible notes and $8.2 million of stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily attributable to a $61.8 million decrease in accrued expenses and other current liabilities and $3.0 million increase in prepaid expenses and other current assets, offset by $2.8 million increase in accounts payable. Additionally, net cash used in operating activities from discontinued operations contributed $72.8 million of outflows.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was attributable to $0.9 million in purchases of property and equipment and $0.4 million from discontinued operations. Net cash used in investing for the year ended December 31, 2020 was attributable to $3.9 million in purchases of property and equipment and $1.1 million from discontinued operations.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2021 was primarily attributable to $79.4 million in net proceeds from the issuance of common stock warrants, $46.8 million in net proceeds from the issuance of common stock, and $46.0 million in net proceeds from the exercise of common stock warrants, partially offset by $3.8 million in payments for insurance financing and $1.3 million in principal payments on mortgages payable. Net cash provided by financing activities during the year ended December 31, 2020 was primarily attributable to $116.4 million in net proceeds from the issuance of common stock, $99.7 million in net proceeds from issuance of convertible notes and $21.3 million in net proceeds from the issuance of Series B Preferred Stock, partially offset by $6.7 million in payments for insurance financing.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements elsewhere in this annual report, we believe that the accounting policies discussed below are most critical to understanding and evaluating our historical and future performance.

Assets Held for Sale and Discontinued Operations

Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements. We have included all of our revenues and expenses for the Progenity genetics laboratory and Avero, together referred to as the Laboratory Operations, as discontinued operations and all assets and liabilities as held for sale.

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

Common Stock Warrant Liability

We account for the common stock warrants issued as part of the August 2021 financing as freestanding liability instruments in accordance with applicable accounting guidance based on the specific terms of the warrant agreement. As these warrants are classified as liabilities, they are remeasured each period until settled or until classified as equity. Any resulting gain or loss related to the change in the fair value of the warrant liability is recorded to gain (loss) on warrant liability on the consolidated statements of operations. Changes in our inputs and assumptions, such as our stock price and the estimated volatility of common stock, could result in material changes in the valuation in future periods.

Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

Expected Volatility—Given the limited period of time our stock has been traded in an active market, the expected volatility is estimated by taking the average historical volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate with the expected term of the awards.

Fair Value of Common Stock—The fair value of our common stock is the closing price of our common stock on the date of valuation.

Expected Term—The expected term represents the remaining contractual term of the warrant.

At December 31, 2021, the fair value of warrant liability of $18.7 million, was estimated using the Black-Scholes Model with the following inputs and assumptions:

December 31, 2021
Risk-free interest rate	1.30%
Expected volatility	91.9%
Stock price	$2.09
Expected life (years)	4.6

Embedded Derivative Related to Convertible Notes

In December of 2020, we issued Convertible Notes due in December 2025 that have a conversion option which was required to be bifurcated upon issuance and then periodically remeasured to fair value separately as an embedded derivative. The conversion option includes additional interest payments payable to the noteholders if converted prior to December 1, 2022. We utilize a Monte Carlo simulation model to determine the fair value of the embedded features, which incorporates inputs including the common stock price, volatility of common stock, and time to maturity. The embedded feature will be remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being recorded to other income (expense), net in the consolidated statements of operations. As of December 31, 2021, the fair value of the embedded derivative was zero, as presented in our consolidated balance sheet. Changes in our assumptions used to value the embedded derivative, such as our stock price and the estimated volatility of common stock, could result in material changes in the valuation in future periods.

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

Determining the grant date fair value of options using the Black-Scholes option pricing model requires management to make assumptions and judgments. If any of the assumptions used in the Black-Scholes model change significantly, stock-based compensation for future awards may differ materially compared with the awards granted previously. The Company’s key inputs and assumptions are as follows:

Fair Value of Common Stock—Prior to the IPO, our common stock was not publicly traded, therefore we estimated the fair value of common stock. Following the IPO, the fair value of our common stock for awards with service-based vesting is the closing price of our common stock on the date of grant or other relevant determination date.

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date. For the ESPP, the expected term is the period of time from the offering date to the purchase date.

Expected Volatility—Given the limited period of time our stock has been traded in an active market, the expected volatility is estimated by taking the average historical volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate with the expected term of the awards.

Risk-Free Interest Rate—The risk-free interest rate is calculated using the average of the published interest rates of U.S. Treasury zero-coupon issues with maturities that are commensurate with the expected term.

Dividend Rate—The dividend yield assumption is zero, as the Company has no plans to pay dividends.

The following assumptions were used for the Black-Scholes option valuation model:

Year ended December 31,
	2021	2020
Risk-free interest rate	0.6% - 1.4%	0.4% - 1.7%
Expected volatility	52.9% - 77.0%	57.0% - 71.0%
Expected dividend yield	―	―
Expected life (years)	3.0 - 6.3	4.0 - 6.3

Goodwill and Intangible Assets

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized but instead is tested annually for impairment at the reporting unit level, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. We may choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment.

If a quantitative assessment is deemed necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss will be recognized if the reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill.

Intangible assets consist of identifiable intangible assets acquired through acquisitions. Identifiable intangible assets include payor relationships, trade names, and noncompete agreements. We amortize intangible assets using the straight-line method over their useful lives. We amortize noncompete covenants using the straight-line method over the terms of the related agreements. We review for impairment of intangible assets with estimable useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. No impairment existed as of December 31, 2021 or December 31, 2020. There are no intangible assets remaining as of December 31, 2021 as they were included as part of the sale of Avero.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Progenity, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Progenity, Inc. and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

San Diego, California

March 28, 2022

PROGENITY, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$88,397	$92,076
Accounts receivable, net	653	6,634
Prepaid expenses and other current assets	7,232	8,632
Current assets of disposal group held for sale	2,147	18,996
Total current assets	98,429	126,338
Property and equipment, net	4,012	8,106
Other assets	326	169
Goodwill	6,072	6,072
Long-term assets of disposal group held for sale	—	13,755
Total assets	$108,839	$154,440
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$8,709	$17,379
Accrued expenses and other current liabilities	34,157	54,437
Warrant liability	18,731	—
Current portion of mortgages payable	—	72
Current portion of capital lease obligations	12	266
Current liabilities of disposal group held for sale	—	516
Total current liabilities	61,609	72,670
Capital lease obligations, net of current portion	—	42
Mortgages payable, net of current portion	—	1,275
Convertible notes, net of unamortized discount of $6,333 and $9,614 as of December 31, 2021 and December 31, 2020, respectively	126,392	158,886
Embedded derivative liability	—	18,370
Other long-term liabilities	5,814	8,667
Long-term liabilities of disposal group held for sale	—	1,524
Total liabilities	$193,815	$261,434
Commitments and contingencies (Note 11)
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; 185,736,890 and 59,287,331 shares issued as of December 31, 2021 and December 31, 2020, respectively; 181,872,676 and 55,772,303 shares outstanding as of December 31, 2021 and December 31, 2020, respectively	146	59
Additional paid-in capital	722,646	452,992
Accumulated deficit	(788,686)	(541,274)
Treasury stock – at cost; 3,864,214 shares of common stock as of December 31, 2021 and 3,515,028 shares of common stock as of December 31, 2020	(19,082)	(18,771)
Total stockholders' deficit	(84,976)	(106,994)
Total liabilities and stockholders' deficit	$108,839	$154,440

The accompanying notes are an integral part of these consolidated financial statements.

PROGENITY, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2021	2020
Revenues	$1,247	$162
Cost of sales	—	—
Gross profit	1,247	162
Operating expenses:
Research and development	45,785	47,743
Selling and marketing	4,758	5,949
General and administrative	68,541	54,089
Total operating expenses	119,084	107,781
Loss from operations	(117,837)	(107,619)
Interest income (expense), net	(12,636)	(9,915)
Loss on warrant liability	(54,157)	—
Other income (expense), net	5,990	(25,084)
Loss before income taxes	(178,640)	(142,618)
Income tax benefit	(119)	(37,532)
Loss from continuing operations	(178,521)	(105,086)
Loss from discontinued operations	(68,891)	(87,442)
Net loss	(247,412)	(192,528)
Dividend paid to preferred stockholders	—	(268)
Net loss attributable to common stockholders	$(247,412)	$(192,796)

Net loss per share from continuing operations, basic and diluted	$(1.86)	$(3.82)
Net loss per share from discontinued operations, basic and diluted	$(0.72)	$(3.18)
Net loss per share, basic and diluted	$(2.57)	$(7.00)
Net loss per share attributable to common stockholders, basic and diluted	$(2.57)	$(7.01)
Weighted average shares outstanding, basic and diluted	96,154,672	27,512,876

The accompanying notes are an integral part of these consolidated financial statements.

PROGENITY, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Series A and A-1 Preferred Stock		Series B Preferred Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2019	8,451,415	$9	4,120,000	$4	101,867,405	$102	$283,260	$(348,478)	(3,474,572)	$(18,771)	$(83,874)
Exercise of common stock options	543,218	—	—	—	—	—	626	—	—	—	626
Initial public offering of common stock, net	6,666,667	7	—	—	—	—	88,658	—	—	—	88,665
Secondary public offering of common stock, net	8,792,047	9	—	—	—	—	26,929	—	—	—	26,938
Issuance of Series B Preferred Stock, net	—	—	—	—	10,478,240	10	23,995	—	—	—	24,005
Automatic conversion of preferred stock	33,443,562	33	(4,120,000)	(4)	(112,345,645)	(112)	83	—	—	—	—
Issuance of common stock upon conversion of debt	1,250,000	1	—	—	—	—	18,749	—	—	—	18,750
Issuance of stock purchase warrants	—	—	—	—	—	—	268	(268)	—	—	—
Issuance of common stock upon vesting of restricted stock units	140,422	—	—	—	—	—	(244)	—	(40,456)	—	(244)
Stock-based compensation expense	—	—	—	—	—	—	10,668	—	—	—	10,668
Net loss	—	—	—	—	—	—	—	(192,528)	—	—	(192,528)
Balance at December 31, 2020	59,287,331	$59	—	$—	—	$—	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	75,162,049	35	—	—	—	—	46,519	—	—	—	46,554
Exercise of common stock options	323,266	1	—	—	—	—	532	—	(102,720)	(311)	222
Issuance of common stock under employee stock purchase plan	316,746	1	—	—	—	—	711	—	—	—	712
Issuance of common stock upon vesting of restricted stock units	819,499	1	—	—	—	—	(722)	—	(246,466)	—	(721)
Exercise of common stock warrants	35,281,291	35	—	—	—	—	117,975	—	—	—	118,010
Issuance of common stock warrants	—	—	—	—	—	—	42,864	—	—	—	42,864
Issuance of common stock upon conversion of debt, net	13,278,592	13	—	—	—	—	44,593	—	—	—	44,606
Issuance of common stock upon conversion of interest, net	1,268,116	1	—	—	—	—	3,626	—	—	—	3,627
Stock-based compensation expense	—	—	—	—	—	—	13,556	—	—	—	13,556
Net loss	—	—	—	—	—	—	—	(247,412)	—	—	(247,412)
Balance at December 31, 2021	185,736,890	$146	—	$—	—	$—	$722,646	$(788,686)	(3,864,214)	$(19,082)	$(84,976)

The accompanying notes are an integral part of these consolidated financial statements.

PROGENITY, INC.

Notes to Consolidated Financial Statements

PROGENITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Operating Activities:
Net loss	$(247,412)	$(192,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss from discontinued operations	68,891	87,442
Non-cash revenue reserve	979	33,549
Depreciation and amortization	1,437	1,438
Stock-based compensation expense	11,962	8,244
Loss on extinguishment of convertible notes	946	10,952
Amortization of debt discount and non-cash interest	1,572	3,656
Inducement loss on convertible notes	11,265	—
Inventory write-down	—	143
Loss on disposal of property and equipment	99	67
Change in fair value of derivative liability	(18,365)	13,860
Change in fair value of warrant liability	54,157	—
Changes in operating assets and liabilities:
Income tax receivable	—	635
Prepaid expenses and other current assets	1,399	(3,016)
Other assets	(158)	—
Accounts payables	(8,686)	2,826
Accrued expenses and other liabilities	(22,910)	(61,847)
Income tax payable	79	—
Other long-term liabilities	4,412	1,622
Net cash used in operating activities - continuing operations	(140,333)	(92,957)
Net cash used in operating activities - discontinued operations	(27,153)	(72,787)
Net cash used in operating activities	(167,486)	(165,744)
Investing Activities:
Purchases of property and equipment	(855)	(3,871)
Net cash used in investing activities - continuing operations	(855)	(3,871)
Net cash used in investing activities - discontinued operations	(387)	(1,073)
Net cash used in investing activities	(1,242)	(4,944)
Financing Activities:
Proceeds from issuance of common stock, net	46,776	116,435
Proceeds from issuance of common stock warrants	79,448	—
Proceeds from exercise of common stock warrants	46,000	—
Proceeds from issuance of Series B Preferred Stock and warrant, net	—	21,307
Proceeds from issuance of convertible notes, net	—	99,708
Payments for financing of insurance premiums	(3,750)	(6,745)
Principal payments on mortgages payable	(1,348)	(68)
Principal payments on capital lease obligations	(295)	(668)
Net cash provided by financing activities - continuing operations	166,831	229,969
Net cash used in financing activities - discontinued operations	(1,782)	(247)
Net cash provided by financing activities	165,049	229,722
Net (decrease) increase in cash and cash equivalents	(3,679)	59,034
Cash and cash equivalents at beginning of period	92,076	33,042
Cash and cash equivalents at end of period	$88,397	$92,076

The accompanying notes are an integral part of these consolidated financial statements.

PROGENITY, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$7,536	$3,927
Cash paid for income taxes	367	62

Supplemental schedule of non-cash investing and financing activities:
Exchange of note payable for convertible notes	$—	$75,000
Settlement of warrant liability	72,010	—
Issuance of common stock in settlement of accrued expenses	712	—
Conversion of convertible note	44,606	18,750
Issuance of common stock upon conversion of interest	3,627	—
Issuance of preferred stock in settlement of interest payable	—	2,698
Equity financing issuance costs incurred but not paid	200	205
Debt issuance costs incurred but not paid	—	239
Issuance of stock options in settlement of accrued bonuses	—	754
Purchases of property and equipment in accounts payable	16	1,204

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

Previously, the Company’s core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning, and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, the Company’s operations also included anatomic and molecular pathology testing products in the United States.

In order to refocus efforts and resources on the Company's research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics lab in Ann Arbor, Michigan and indicated that the Company is seeking strategic alternatives for Avero, together referred to as the Laboratory Operations. In December 2021, the Company entered into an asset purchase agreement with Northwest Pathology to sell Avero. The Company has excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations. See Note 4 for additional information on the Laboratory Operations.

Liquidity

As of December 31, 2021, the Company had cash and cash equivalents of $88.4 million and an accumulated deficit of $788.7 million. For the year ended December 31, 2021, the Company reported a net loss of $247.4 million and cash used in operating activities of $167.5 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and incurrence of debt. As of December 31, 2021, the Company had $126.4 million of convertible senior notes ("Convertible Notes") outstanding (see Note 8). As a result of the Strategic Transformation announced, management believes that future operating expenses have been reduced. However, as the Strategic Transformation was announced in June of 2021 and the Company completed the sale of Avero in December of 2021, the Company has not completely eliminated the risks surrounding its ability to fund operations for at least 12 months from the issuance date of the consolidated financial statements for the year ended December 31, 2021, without relying on additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the consolidated financial statements for the year ended December 31, 2021.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position as of the date of this filing provides sufficient runway to achieve critical research and development pipeline milestones. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios or divestitures of the Company's assets. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

Uncertainties Related to the COVID-19 Pandemic

The ongoing COVID‑19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The Company has been materially and negatively affected by the COVID-19 pandemic; however, the extent of the impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and continued spread of the pandemic which is uncertain and cannot be predicted. The Company could be further negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. An extended period of global supply chain and economic disruption could materially affect the Company’s business, results of operations, access to sources of liquidity and financial condition.

The estimates used for, but not limited to, determining the amount to be collected for accounts receivable, fair value of long-lived assets, and fair value of goodwill could be impacted by the pandemic. While the full impact of the COVID-19 pandemic is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

Note 2. Summary of Significant Accounting Policies

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

As a result of the divestiture of the Laboratory Operations, the Company has retrospectively revised the consolidated statements of operations and the consolidated statement of cash flows for the year ended December 31, 2020 and the consolidated balance sheet as of December 31, 2020, to reflect the operations and cash flows of the Laboratory Operations as discontinued operations and the related assets and liabilities as held for sale.

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

Assets Held for Sale and Discontinued Operations

Assets and liabilities are classified as held for sale when all of the following criteria for a plan of sale have been met: (1) management, having the authority to approve the action, commits to a plan to sell the assets; (2) the assets are available for immediate sale, in their present condition, subject only to terms that are usual and customary for sales of such assets; (3) an active program to locate a buyer and other actions required to complete the plan to sell the assets have been initiated; (4) the sale of the assets is probable and is expected to be completed within one year; (5) the assets are being actively marketed for a price that is reasonable in relation to their current fair value; and (6) actions required to complete the plan indicate that it is unlikely that significant changes to the plan will be made or the plan will be withdrawn. When all of these criteria have been met, the assets and liabilities are classified as held for sale in the consolidated balance sheet. Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale.

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

Revenue is primarily derived from providing molecular testing products, which are reimbursed through arrangements with third-party payors, laboratory distribution partners, and amounts from individual patients. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government health benefit programs, such as Medicare and Medicaid. The Company’s contracts generally contain a single performance obligation, which is the delivery of the test results, and the Company satisfies its performance obligation at a point in time upon the delivery of the results, which then triggers the billing for the product. The amount of revenue recognized reflects the amount of consideration the Company expects to be entitled to the transaction price and considers the effects of variable consideration. Revenue is recognized when control of the promised product is transferred to customers, in an amount that reflects the consideration the Company expects to be entitled to in exchange for those products.

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

Payor Concentration

The Company relies upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances and revenues are as follows:

	Percentage of Accounts Receivable
	December 31, 2021	December 31, 2020
Blue Shield of Texas	4.0%	17.8%
Aetna	*	4.0%
United Healthcare	7.2%	6.6%
Government Health Benefits Programs	55.8%	26.2%
Anthem	*	3.5%

* Less than 1%

	Percentage of Revenue (1)
	Year Ended December 31,
	2021	2020
Blue Shield of Texas	10.7%	35.6%
Aetna	7.3%	11.0%
Cigna	5.7%	7.6%
United Healthcare	6.7%	6.7%
Government Health Benefits Programs	23.2%	3.7%

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

Cost of Sales

The components of the Company’s cost of sales are materials and service costs, personnel costs, including stock-based compensation expense, equipment, and infrastructure expenses associated with processing blood and other samples, quality control analyses, shipping charges to transport samples and specimens from ordering physicians, clinics or individuals, third-party laboratory testing products, and allocated overhead including rent, information technology costs, equipment depreciation, and utilities. Costs associated with performing tests are recorded when the test is processed regardless of whether and when revenues are recognized with respect to such test. All costs of sales are associated with the Laboratory Operations and have been included in discontinued operations.

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

Inventory

Inventory is stated at lower of cost (first-in, first-out method) or net realizable value. Inventory consists entirely of supplies, which are consumed when the Company is providing its test reports, and therefore the Company does not maintain any work in process or finished goods inventory. The Company reviews its inventory on a regular basis for excess and obsolete inventory based on an estimate for future consumption. Write-downs or losses of inventory are generally due to technological advances or new product introductions in the Company’s laboratory testing products. The Company believes that the estimates used in calculating the inventory provision are reasonable and properly reflect the risk of excess and obsolete inventory. All inventory is related to the Laboratory Operations and has been included in assets held for sale. Inventory write-downs amounted to $5.9 million and $0.1 million in the years ended December 31, 2021 and 2020, respectively. Write-downs for the year ended December 31, 2021 are included in discontinued operations.

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

Goodwill

Goodwill is an asset representing the future economic benefits arising from other assets acquired in a business combination that are not individually identified and separately recognized. Goodwill is not amortized but instead is tested annually for impairment at the reporting unit level, or more frequently when events or changes in circumstances indicate that fair value of the reporting unit has been reduced to less than its carrying value. The Company may choose to perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform a quantitative assessment.

If, after assessing qualitative factors, the Company determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step test is used to identify the potential impairment and to measure the amount of goodwill impairment, if any. The first step is to compare the fair value of the reporting unit with its carrying amount, including goodwill. If the fair value of the reporting unit exceeds its carrying amount, goodwill is considered not impaired; otherwise, there is an indication that goodwill may be impaired and the amount of the loss, if any, is measured by performing step two. Under step two, the impairment loss, if any, is measured by comparing the implied fair value of the reporting unit goodwill with the carrying amount of goodwill. No impairment was recorded for the years ended December 31, 2021 and 2020.

Intangible Assets, Net

Intangible assets consist of identifiable intangible assets acquired through acquisitions. Identifiable intangible assets include payor relationships, trade names, and noncompete agreements. The Company amortizes payor relationships and trade names using the straight-line method over their useful lives. The Company amortizes noncompete covenants using the straight-line method over the terms of the related agreements. The Company reviews impairment for intangible assets with definite useful lives whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of these assets is measured by a comparison of the carrying amounts to the undiscounted future cash flows the assets are expected to generate. If such review indicates that the carrying amount of intangible assets is not recoverable, the carrying amount of such assets is reduced to fair value. No impairment was recorded for the years ended December 31, 2021 and 2020.

The amortization periods for the acquired intangible assets are:

Intangible Assets	Estimated Useful Life (in years)
Trade names	10
Payor relationships	10
Noncompete agreements	6

There are no intangible assets remaining as of December 31, 2021 as they were included as part of the sale of Avero.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as property and equipment, by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted future cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. No impairment was recorded as of December 31, 2021 and 2020.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its Convertible Notes, which are carried at amortized cost. The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses and other current liabilities are considered to be representative of their respective fair values because of their short-term nature (see Note 7). The carrying value of the Company’s mortgages payable approximates their estimated fair values because the instruments bear interest at rates, and have terms that are comparable to those available to the Company for similar loan instruments at December 31, 2020. There were no mortgages payable outstanding as of December 31, 2021.

Embedded Derivative Related to Convertible Notes

During 2020, the Company issued Convertible Notes with an embedded derivative that is required to be bifurcated from the host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivative is recorded to other income (expense), net in the consolidated statements of operations. Changes in the Company’s inputs and assumptions, such as the Company’s stock price and volatility of common stock, could result in material changes in the valuation in future periods.

Common Stock Warrant Liability

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period until settled or until classified as equity. Any resulting gain or loss related to the change in the fair value of the warrant liability is recorded to gain (loss) on warrant liability in the consolidated statements of operations. Changes in the Company’s inputs and assumptions, such as the Company’s stock price and volatility of common stock, could result in material changes in the valuation in future periods.

Repair and Maintenance

The Company incurs maintenance costs on its major equipment. Repair and maintenance costs are expensed as incurred.

Research and Development

Research and development expenses consist primarily of costs associated with performing research and development activities to develop new products. Research and development expenses also consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, and benefits, and allocated overhead costs. Research and development expenses are expensed as incurred.

Selling and Marketing

Selling and marketing expenses consist primarily of costs for communication, advertising, conferences, and other marketing events. Selling and marketing expenses also consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, benefits, and allocated overhead costs. Selling and marketing expenses are expensed as incurred. Advertising expense for the years ended December 31, 2021 and 2020 amounted to $0.6 million and $1.6 million, respectively.

General and Administrative

General and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for the Company’s finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include professional fees, including audit, legal, and recruiting services. General and administrative expenses are expensed as incurred.

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

The fair value of stock options, ESPP awards and Performance Awards is estimated using the Black-Scholes option-pricing model and is affected by the Company’s assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, the fair value of the common stock at the date of grant, the expected term of the awards, the expected stock price volatility over the term of the awards, risk-free interest rate, and dividend rate. The Company’s inputs and assumptions with respect to these variables are as follows:

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements Adopted

In December 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplified income tax accounting in various areas. The Company adopted this standard on January 1, 2021, which did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The new standard requires lessees to apply a dual approach, classifying leases as either finance or operating leases based on the principle of whether or not the lease is effectively a financed purchase by the lessee. This classification will determine whether lease expense is recognized based on an effective interest method for finance leases or on a straight-line basis over the term of the lease for operating leases. A lessee is also required to record a right-of-use asset and a lease liability for all leases with a term of greater than 12 months regardless of classification. Leases with a term of 12 months or less will be accounted for similar to existing guidance for operating leases. In June 2020, the FASB issued ASU No. 2020-05, Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities, which further defers the effective date for certain entities. As a result, the ASU is effective for EGCs for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022.

The Company adopted the provisions of this guidance on January 1, 2022, using the effective date method. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $2.1 million and $2.2 million, respectively, on January 1, 2022. The difference between the right-of-use assets and lease liabilities is attributed to the elimination of deferred rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption. The Company elected to use the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

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

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options, which provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The amendments in the update are effective for the Company for fiscal years beginning January 1, 2022, including interim periods within those fiscal years with early adoption permitted. The Company does not expect the adoption of this standard to have a significant impact on its consolidated financial statements.

Note 3. Variable Interest Entity

In June 2015, the Company, through a wholly-owned subsidiary, entered into a series of agreements with Avero. The subsidiary entity entered into a purchase agreement to acquire certain assets from Mattison used in the operations of Avero. The purchase agreement was accounted for under the acquisition method in accordance with the provisions of ASC Topic 805, Business Combinations. The subsidiary entity also entered into a nominee agreement which provided it with the right, but not the obligation, to purchase, or to designate a person(s) to purchase, the stock of Avero at any time for a nominal amount.

In December 2021, the Company entered into an asset purchase agreement with Northwest Pathology to sell certain assets and liabilities of Avero Diagnostics for $10.9 million. The Company no longer has a controlling interest in Avero and therefore does not consolidate Avero as of December 31, 2021. Prior to the date of sale, Avero income statement activity is included in discontinued operations in the consolidated statements of operations.

In June 2015, the Company's subsidiary entity entered into a management services arrangement that authorized the Company to perform the management services in the manner that it deemed reasonably appropriate to meet the day-to-day business needs of Avero. The management services included funding ongoing operational needs, directing activities related to contract negotiation, billing, human resources, and legal and administrative matters and processes, among others. In exchange for the management services provided, the Company's subsidiary entity was entitled to receive an annual management fee equal to the amount of the net operating income of Avero. The agreement had a 10 year term, but was terminated at the time of the sale of Avero.

Through the management services arrangement with Avero, the Company had (1) the power to direct the activities of Avero that most significantly impact its economic performance, and (2) the obligation to absorb losses of Avero or the right to receive benefits from Avero that could potentially be significant to Avero. Based on these determinations, the Company determined that Avero was a variable interest entity and that the Company was the primary beneficiary. The Company did not own any equity interest in Avero; however, as these agreements provide the Company the controlling financial interest in Avero, the Company consolidated Avero’s balances and activities within its consolidated financial statements.

In December 2018, Avero entered into a settlement agreement with Cigna. The Company provided financial support to Avero in the amount of $3.0 million during the year ended December 31, 2020 related to the Cigna settlement obligation, which was fully settled as of December 31, 2020. The Company did not provide any additional financial support to Avero during the years ended December 31, 2021 and 2020, other than the Cigna settlement obligation and agreed upon management services.

The following table presents the assets and liabilities of Avero that are included in the Company’s consolidated balance sheets as of December 31, 2020 (in thousands). The assets and liabilities that were included in the sale of Avero in December 2021 are included in assets and liabilities held for sale (see Note 4). The assets and liabilities exclude intercompany balances that eliminate in consolidation:

December 31, 2020
Assets of Avero that can only be used to settle obligations of Avero
Cash and cash equivalents	$556
Accounts receivable, net	6,047
Inventory	3,382
Prepaid expenses and other current assets	1,254
Property and equipment, net	5,436
Other assets	30
Goodwill	147
Other intangible assets, net	3,843
Total assets of Avero that can only be used to settle obligations of Avero	$20,695
Liabilities of Avero
Accounts payable	$4,722
Accrued expenses and other accrued liabilities	3,472
Current portion of capital lease obligations	46
Current portion of mortgage payable	199
Capital lease obligations, net of current portion	4
Mortgage payable, net of current portion	1,520
Other long-term liabilities	428
Total liabilities of Avero	$10,391

Note 4. Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation plan to reallocate resources to research and development to better position the business for future growth. The plan includes the closure of the Progenity genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. The Company stopped providing genetic laboratory-developed test services in its Ann Arbor, Michigan laboratory and determined that the Laboratory Operations, including Avero, met the requirements of discontinued operations. The Company has classified the results of its Laboratory Operations as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the related assets and liabilities have been reported as assets and liabilities held for sale in the Company’s consolidated balance sheet as of December 31, 2021 and December 31, 2020. The Company recognized a loss of $19.3 million for the year ended December 31, 2021 for contract terminations, severance, inventory and fixed asset write-downs in discontinued operations related to the Progenity genetics laboratory shutdown. In December 2021, the Company entered into an asset purchase agreement to sell certain assets and liabilities of Avero and recognized a loss of $6.0 million for the year ended December 31, 2021 and is included in discontinued operations. The loss on sale is calculated based on proceeds of $10.9 million less net assets of $15.1 million and transaction costs of $1.8 million.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Year Ended December 31,
	2021	2020
Revenues	$59,362	$74,151
Cost of sales	63,741	93,433
Gross loss	(4,379)	(19,282)
Operating expenses:
Research and development	1,590	—
Selling and marketing	38,753	46,938
General and administrative	18,247	21,349
Total operating expenses	58,590	68,287
Other income (expense), net	(5,922)	127
Net loss from discontinued operations	$(68,891)	$(87,442)

The following table presents the carrying amounts of the classes of assets and liabilities held for sale related to the Laboratory Operations as of December 31, 2021 and December 31, 2020 (in thousands):

	December 31, 2021	December 31, 2020

Carrying amounts of assets of disposal group held for sale
Current assets:
Accounts receivable, net	$—	$6,047
Inventory	—	12,220
Prepaid expenses and other current assets	—	729
Total current assets of disposal group held for sale (1)		18,996
Property and equipment, net	2,147	9,735
Other assets	—	30
Goodwill	—	147
Other intangible assets, net	—	3,843
Total assets of disposal group held for sale (1)	$2,147	$32,751
Carrying amounts of liabilities of disposal group held for sale
Current liabilities:
Accrued expenses and other current liabilities	—	272
Current portion of mortgages payable	—	198
Current portion of capital lease obligations	—	46
Total current liabilities of disposal group held for sale		516
Capital lease obligations, net of current portion	—	4
Mortgages payable, net of current portion	—	1,520
Total liabilities of disposal group held for sale	$—	$2,040

(1) The assets of the remaining Progenity Laboratory Operations are classified as held for sale and are classified as current in the consolidated balance sheet at December 31, 2021, because they are expected to be sold within one year.

Note 5. Revenues

The Company’s revenues are generated primarily through collaboration agreements. Under ASC 606, revenue is recognized when a customer obtains control of promised goods or services. The amount of revenue recognized reflects the consideration that the Company expects to be entitled to receive in exchange for these services. The Company analyzes the nature of these performance obligations in the context of individual agreements in order to assess the distinct performance obligations.

The Company applies the following five steps to recognize revenue: (1) identify the contract with the customer, (2) identify the performance obligations, (3) determine the transaction price, (4) allocate the transaction price to the performance obligations and (5) recognize revenues when the performance obligations are satisfied.

The Company evaluates all promised goods and services within a customer contract and determines which of such goods and services are separate performance obligations. This evaluation includes an assessment of whether the good or service is capable of being distinct and whether the good or service is separable from other promises in the contract.

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. A contract may contain variable consideration, including potential payments for both milestone and research and development services. For certain potential milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. Each reporting period the Company re-evaluates the probability of achievement of such variable consideration and any related constraints. Progenity will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

If the contract contains a single performance obligation, the entire transaction price is allocated to the single performance obligation. Contracts that contain multiple performance obligations require an allocation of the transaction price among the performance obligations on a relative standalone selling price basis unless the transaction price is variable and meets the criteria to be allocated entirely to a performance obligation or to a distinct good or service that forms part of a single performance obligation.

Revenues historically were derived from contracts with healthcare insurers, government payors, laboratory partners and patients in connection with sales of prenatal genetic, anatomic or molecular pathology tests. The Company entered into contracts with healthcare insurers related to tests provided to patients who had health insurance coverage. Insurance carriers are considered third-party payors on behalf of the patients, and the patients who receive genetic, anatomic or molecular pathology test products are considered the customers. Tests were billed to insurance carriers, patients, or a combination of insurance carriers and patients. The Company also sold tests to laboratory partners, which are considered customers.

The Company evaluated its contracts with healthcare insurers, government payors, laboratory partners and patients and identified a single performance obligation, the delivery of a test result. The Company satisfied its performance obligation at a point in time upon the delivery of the test result, at which point the Company can bill for its products. The amount of revenue recognized reflects the transaction price and considers the effects of variable consideration, which is discussed below. Once the Company satisfied its performance obligations upon delivery of a test result and billed for the product, the timing of the collection of payments may vary based on the payment practices of the third-party payor. The Company billed patients directly for co-pays and deductibles that they are responsible for and also billed patients directly in cases where the customer did not have insurance. All of the historical test revenue is part of the Company's Laboratory Operations and has been included in discontinued operations on the consolidated statements of operations.

The Company had established an accrual for refunds of payments previously made by healthcare insurers based on historical experience and executed settlement agreements with healthcare insurers. Any refunds are accounted for as reductions in revenues in the statement of operations as an element of variable consideration. In the United States, the American Medical Association (“AMA”) generally assigns specific billing codes for laboratory tests under a coding system known as Current Procedure Terminology (“CPT”), which the Company and its ordering healthcare providers must use to bill and receive reimbursement for molecular tests. Effective January 1, 2019, the AMA issued a CPT code for genetic testing for severe inherited conditions that includes sequencing of at least 15 genes, which affects potential reimbursement for the Company’s Preparent expanded carrier screening tests. As part of the Company’s work to improve its compliance program, including its internal auditing and monitoring function, the Company commissioned a third-party review of its billing processes. In connection with that audit, the Company identified that it had not effectively transitioned to the implementation of the new CPT code in 2019, and as a result the Company received an overpayment of approximately $10.0 million from government payors during 2019 and early 2020. As of December 31, 2020, the Company settled all existing obligations to the relevant government programs as due.

The transaction price was an estimate and could be fixed or variable. Variable consideration includes reimbursement from healthcare insurers, government payors, and patients and is adjusted for estimates of disallowed cases, discounts, and refunds using the expected value approach. Tests billed to healthcare insurers and directly to patients can take up to nine months to collect and the Company may be paid less than the full amount billed or not paid at all. For insurance carriers and government payors, management utilizes the expected value method using a portfolio of relevant historical data for payors with similar reimbursement characteristics. The portfolio estimate is developed using historical reimbursement data from payors and patients, as well as known current reimbursement trends not reflected in the historical data. Such variable consideration is included in the transaction price only to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainties with respect to the amount are resolved. The Company monitors these estimates at each reporting period based on actual cash collections and the status of settlement agreements with third-party payors, in order to assess whether a revision to the estimate is required. Both the initial estimate and any subsequent revision to the estimate contain uncertainty and require the use of judgment in the estimation of the transaction price and application of the constraint for variable consideration. If actual results in the future vary from the Company’s estimates, the Company will adjust these estimates, which would affect revenue and earnings in the period such variances become known. The consideration expected from laboratory partners is generally a fixed amount.

The Company periodically updates its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in additional revenue of $6.6 million and a revenue reduction of $26.9 million for the years ended December 31, 2021 and 2020, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 11.

Disaggregation of Revenues

The following tables show revenues disaggregated by payor type and revenue classification (in thousands):

	Year Ended December 31,
	2021	2020
Commercial third-party payors	$42,100	$64,433
Government health benefit programs (1)	14,085	2,731
Patient/laboratory distribution partners	4,424	7,149
Total revenues	$60,609	$74,313

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the years ended December 31, 2021 and 2020. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

	Year Ended December 31,
Classification	2021	2020
Revenue from continuing operations	$1,247	$162
Revenue from discontinued operations	59,362	74,151
Total revenues	$60,609	$74,313

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Prepaid expenses	$6,123	$8,521
Other current assets	1,109	111
Total	$7,232	$8,632

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Computers and software	$5,004	$6,150
Building and leasehold improvements	437	437
Laboratory equipment	2,688	3,044
Furniture, fixtures, and office equipment	1,142	1,143
Construction in progress	16	2,774
Land	346	346
Total property and equipment	9,633	13,894
Less accumulated depreciation and amortization	(5,621)	(5,788)
Property and equipment, net	$4,012	$8,106

Depreciation expense included in continuing operations was $1.4 million and $1.4 million for the years ended December 31, 2021 and 2020, respectively.

Goodwill

As part of the sale of Avero, the Company allocated goodwill using the relative fair value method to both the Avero business that was sold and the remaining Progenity business. The $0.1 million allocated to Avero was included in the carrying value to determine the loss on sale.

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2020 (1)	$6,219
Reduction of goodwill related to disposition	(147)
Balance at December 31, 2021	$6,072

(1) The beginning balance as of December 31, 2020 includes the amount of Goodwill classified in assets held for sale.

Intangible Assets, Net

All intangible assets have been classified as assets held for sale (see Note 4) as of December 31, 2020 and were included as part of the sale of Avero in December 2021. Amortization expense of intangible assets was $0.5 million and $0.9 million for the years ended December 31, 2021 and 2020, respectively, and is included in discontinued operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, current (1)	$18,127	$30,487
Commissions and bonuses	3,883	4,619
Vacation and payroll benefits	6,894	8,896
Accrued professional services	652	3,385
Accrued interest	802	855
Insurance financing	489	2,070
Contract liabilities	301	378
Other (2)	3,009	3,747
Total	$34,157	$54,437

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

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2021	December 31, 2020
Accrual for reimbursement claims and settlements, net of current portion (1)	$192	$7,053
Other (2)	5,622	1,614
Total	$5,814	$8,667

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

Note 7. Fair Value Measurements

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

There were no significant transfers between these fair value measurement classifications during the years ended December 31, 2021 and 2020.

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

The Company uses the Black-Scholes Model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liability includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At December 31, 2021, the fair value of warrant liability was estimated using the Black-Scholes Model with the following inputs and assumptions:

December 31, 2021
Risk-free interest rate	1.30%
Expected volatility	91.9%
Stock price	$2.09
Expected life (years)	4.6

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
December 31, 2021
Money market funds (1)	$85,866	$—	$—
Warrant Liability	$—	$—	$18,731

December 31, 2020
Money market funds (1)	$90,254	$—	$—
Embedded derivative liability (2)	$—	$—	$18,370

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

(2) The fair value of the embedded derivative liability was zero as of December 31, 2021.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $126.4 million and $158.9 million at December 31, 2021 and 2020, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $86.6 million and $250.2 million as of December 31, 2021 and 2020, respectively.

Note 8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of pursuant to Rule 144A under the Securities Act. The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the year ended December 31, 2021 the Company recognized interest expense on the Convertible Notes of $11.7 million.

The Convertible Notes are the Company's senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of December 31, 2021 and December 31, 2020, the Company was in compliance with all such covenants.

The Convertible Notes have a conversion option which was required to be bifurcated upon issuance and then periodically remeasured to fair value separately as an embedded derivative. The conversion option includes additional interest payments payable to the noteholders if converted prior to December 1, 2022 (the "Early Voluntary Conversion Option"). The conversion feature was bifurcated as recorded separately as an embedded derivative as (1) the conversion feature is not clearly and closely related to the debt instrument and is not considered to be indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations.

The initial embedded derivative liability of $4.6 million on the issuance date was recorded as a noncurrent liability in the consolidated balance sheet and is remeasured to fair value at each balance sheet date with a resulting gain or loss related to the change in the fair value being charged to other income (expense), net in the consolidated statement of operations. As of December 31, 2020, the fair value of the derivative liability was $18.4 million. As a result of the derivative liability and issuance costs of $9.7 million, a corresponding debt discount was recorded on the issuance date, which was netted against the principal amount of the Convertible Notes. As of December 31, 2020, the unamortized debt discount was $9.6 million. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, at a resulting effective interest rate of approximately 8.7%. For the year ended December 31, 2020, the amortization of the Convertible Notes debt discount was $0.1 million, and was included in interest income (expense), net in the consolidated statements of operations.

As of December 31, 2021 the fair value of the derivative liability was zero. The change in the fair value of the derivative liability of $18.4 million is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2021 the unamortized debt discount was $6.3 million. For the year ended December 31, 2021 the amortization of the Convertible Notes debt discount was $1.6 million and is included in interest income (expense), net in the consolidated statements of operations.

In October 2021, holders of Convertible Notes exchanged an aggregate of $20.2 million principal amount for 8,513,850 shares of the Company's common stock. As the Convertible Notes were exchanged for an amount over the fair value of shares issuable under the original conversion terms, the Company recorded an inducement loss of $9.8 million, included in other income (expense) in the consolidated statements of operations. In addition, the Company issued an aggregate of 427,804 shares of common stock to certain investors in consideration for a waiver of certain contractual lock-up provisions to which the Company agreed to in connection with prior offerings of its securities. The Company recorded an inducement loss of $1.4 million in other income (expense), net, in the consolidated statements of operations, related to these shares.

In addition to the transaction discussed above, holders of Convertible Notes exchanged an aggregate of $15.6 million principal amount for 4,336,938 shares of the Company's common stock during the year ended December 31, 2021. The Convertible Notes were converted under the Early Voluntary Conversion Option and the Company recognized a $0.9 million extinguishment loss, which is included in other income (expense), net in the consolidated statements of operations.

Note 9. Related Party Transactions

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

During the year ended December 31, 2020, the Company recognized interest expense of $7.5 million, inclusive of $2.1 million of discount amortization, respectively. The Term Loan was discharged in December 2020 in connection with the offering of Convertible Notes.

In connection with the Company's initial public offering ("IPO"), on June 18, 2020, the Series B Preferred Stock Purchase Warrant became exercisable for 400,160 shares of common stock.

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

On May 8, 2020, the Company entered into an unsecured convertible promissory note (“Note”) with the same private equity firm pursuant to a note purchase agreement, in an aggregate principal amount of $15.0 million, with an annual interest rate of 8.0% and a maturity date of May 8, 2022. The Note was convertible into (i) common stock upon an initial public offering at the lesser of the conversion price then in effect and a conversion price equal to 80% of the public offering price (or, if not a “qualified IPO” as defined in the Company’s certificate of incorporation, at the election of a majority of the holders), (ii) on the maturity date or at the election of a majority of the holders, Series B preferred stock at an initial conversion price of $13.90 per share subject to certain adjustments, or (iii) at the election of a majority of the holders, shares of another class of equity securities issued by the Company in a future financing at 80% of the price per share of such class of equity securities issued in such offering. Interest under the Note was not generally payable except that if the Note is not converted pursuant to its terms on or prior to the maturity date and there are not sufficient authorized and unissued shares of Series B preferred stock for issuance upon the conversion of the Note on the maturity date, then the Company is required to pay all outstanding principal and any accrued and unpaid interest under the Note in cash. If the holders of the Note have not elected to convert the Note prior to, or in connection with, any sale transaction or a liquidation, dissolution or winding up of the Company, either voluntary or involuntary, then, upon any such sale transaction or liquidation, dissolution or winding up of the Company, the Company would have been required to pay in cash the outstanding principal balance of the Note, together with accrued and unpaid interest thereon, plus a make whole premium of 50% of the aggregate principal amount (less accrued and unpaid interest). The Company evaluated the economic features embedded in the Note and identified features that were required to be bifurcated and accounted for separately as a derivative. Accordingly, a derivative liability of $3.6 million was recorded on the issuance date of the Note and $3.8 million was subsequently reclassified to equity representing the fair value of the derivative liability on the date of extinguishment. The change in the fair value of the derivative liability of $0.2 million is included in other income (expense), net in the accompanying consolidated statements of operations. In June 2020, in connection with completion of the IPO, the Note was converted into 1,250,000 shares of common stock and all obligations under the Note were extinguished. Upon the conversion, the Company recorded a $3.6 million loss on extinguishment of the debt, which represented the difference between the carrying value of the Note and the derivative liability and the fair value of the shares of common stock issued to the Note holder of $3.4 million combined with amortization of the related debt discount of $0.2 million. The loss on extinguishment of debt was included in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2020. The same private equity firm participated in the IPO and acquired 3,333,333 shares at a price of $15.00 per share, which was at par with the price to other investors.

In December 2020, the private equity firm discharged any and all amounts owed and any obligations outstanding under the 2017 Term Loan in exchange for $78.5 million principal amount of Convertible Notes issued by the Company. The exchange was accounted for as an extinguishment of the 2017 Term Loan and resulted in $7.6 million of loss on extinguishment, which was included in other income (expense), net in the accompanying consolidated statement of operations for the year ended December 31, 2020. This private equity firm also acquired an additional $25.0 million principal amount of Convertible Notes for cash in this private offering, which resulted in $103.5 million aggregate principal amount of the Convertible Notes acquired by this private equity firm (see Note 8). During the year ended December 31, 2021 the private equity firm entered into an agreement with the Company to waive its interest due of $3.6 million through June 1, 2021 and received 1,268,116 shares of common stock. For the years ended December 31, 2021 and 2020, the accrued interest expense related to the Convertible Notes held by this private equity firm was $0.6 million and $0.5 million, respectively.

In December 2020, the same private equity firm participated in an underwritten public offering and acquired 4,128,440 shares as a price of $3.27 per share resulting in the proceeds to the Company of $13.2 million before expenses. In June 2021, this private equity firm participated in a private placement and acquired 8,097,166 units, representing 8,097,166 shares of common stock and warrants to purchase up to 8,097,166 shares of common stock at a price of $2.47 per unit (see Note 12).

Note 10. Mortgages Payable

In January 2014, the Company executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring property located in Ann Arbor, Michigan, which is used for laboratory testing and research purposes. The mortgage matured in 2024 and required monthly principal and interest payments at a fixed interest rate of 2.94% plus a floating rate at LIBOR. As of December 31, 2020, the outstanding balance of this mortgage was $1.3 million. The Company paid off the remaining mortgage in November 2021. The Company also had a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero’s property located in Lubbock, Texas, that matured in 2029 and required monthly principal and interest payments at an interest rate of 3.25%. As of December 31, 2020, the outstanding balance of this mortgage was $1.7 million and is included in liabilities held for sale. The remaining mortgage was paid off in December 2021 prior to the sale of Avero.

Note 11. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and vehicles, which expire over the next one to five years. Minimum rent payments under operating leases are recognized on a straight-line basis over the term of the lease. Rent expense included in continuing operations for operating leases was $5.1 million and $5.9 million, for the years ended December 31, 2021 and 2020, respectively.

As of December 31, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2022	$2,141
2023	1,086
2024	237
2025	208
2026 and thereafter	251
Total future minimum lease payments	$3,923

Contingencies

The Company, in the ordinary course of its business, can be involved in lawsuits, threats of litigation, and audit and investigative demands from third parties. While management is unable to predict the exact outcome of such matters, it is management’s current belief, that any potential liabilities of Avero or Progenity resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

The regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government and commercial payor programs, post payment review audits, and other forms of reviews and investigations are routine. The Company believes it complies in all material respects with the statutes, regulations, and other requirements applicable to its laboratory operations.

Federal Investigations

In April 2018, the Company received a civil investigative demand from an Assistant U.S. Attorney (“AUSA”) for the Southern District of New York (“SDNY”) and a Health Insurance Portability and Accountability Act subpoena issued by an AUSA for the Southern District of California (“SDCA”) around legacy commercial practices. In May 2018, the Company received a subpoena from the State of New York Medicaid Fraud Control Unit.

On July 21, 2020, July 23, 2020, and October 1, 2020, the Company entered into agreements ("the Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The Company paid approximately $5.0 million and $36.9 million as required by the Agreements during the years ended December 31, 2021 and 2020, respectively. The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. During the year ended December 31, 2020, the Company received a tax refund of approximately $37.7 million related to the NOL carryback provisions available under the Coronavirus Aid, Relief and Economic Security Act (“CARES Act”) and made accelerated payments of approximately $7.5 million under the Agreements. The Company did not receive any tax refunds during the year ended December 31, 2021.

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

Corporate Integrity Agreement

In connection with the resolution of the investigated matters, and in exchange for the OIG’s agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Company’s Strategic Transformation, including cessation of its Laboratory Operations, effective March 16, 2022 the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement except for the Company’s obligation to continue its engagement of an independent review organization to conduct billing claims reviews and reporting of those reviews to OIG with respect to ongoing reimbursement payments being received from federal healthcare programs for historical laboratory services performed by the Company prior to the Company’s cessation of services in the summer of 2021. The Company’s failure to comply with its remaining obligations under the Corporate Integrity Agreement could result in monetary penalties and/or the Company being excluded from participating in federal healthcare programs.

Settlement Accruals

As of December 31, 2020, the Company had accrued an aggregate of $12.1 million associated with a potential settlement with the DOJ and the participating State Attorney Generals within accrued expenses and other current liabilities and as a reduction of revenue as reflected on the consolidated balance sheets as of December 31, 2020 and consolidated statement of operations for the year ended December 31, 2020. As of December 31, 2021, the Company’s accrual consists of $6.9 million in accrued expenses and other current liabilities and $0.2 million in other long-term liabilities.

Colorado Recoupment

On July 21, 2021, the Company received a letter from the Colorado Department of Health Care Policy and Financing, or the Department, informing the Company that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. In December 2021, the Company received additional correspondence informing them that the Department is seeking recoupment for an additional $3.3 million of historical payments from 2018. The historical payments for which the Department is seeking recoupment primarily related to the Company's Preparent expanded carrier screening tests primarily on the basis that such tests were not medically necessary.

The Company previously entered into settlement agreements with 45 states including the State of Colorado as part of a settlement with respect to certain civil claims related to the Company's discontinued legacy billing practices for its non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

The Company has disputed these claims of recoupment with the Department, filed an administrative complaint with the State of Colorado Office of Administrative Courts, and also seeks to offset such claims by an amount of approximately $1.9 million previously paid to the Department in connection with the state settlement agreements referred to above. At this preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to Progenity’s former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The Company continues to cooperate and provide information requested by the subpoena. At this preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from any unfavorable outcome related to this action.

Payor Settlement Agreements

In December 2018, the Company and Cigna entered into a settlement agreement whereby Avero agreed to pay an aggregate amount of $12.0 million. As of December 31, 2020 the settlement has been fully paid.

In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million. As of December 31, 2021 the settlement has been fully paid.

On September 30, 2019, the Company entered into a settlement agreement with United HealthCare Services, Inc. and UnitedHealthcare Insurance Company in which the Company agreed to pay an aggregate amount of $30.0 million. As of December 31, 2021 the settlement has been fully paid.

Payor Recoveries

As noted above, the regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government reimbursement and commercial payor programs, the Company is routinely subject to post-payment review audits and other forms of reviews and investigations. If a third-party payor successfully challenges that a payment to the Company for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup such payment. The Company may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the ordinary course of business, the Company addresses and evaluates a number of such claims from payors. In the past, the Company has negotiated and settled these types of claims with third-party payors. The Company may be required to resolve further disputes in the future. While management is unable to predict the exact outcome of any such claims, it is management’s current belief that any potential liabilities resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

In connection with the third-party review of the Company’s coding and billing processes described in Note 5, which identified that the Company had not effectively transitioned to the implementation of the new CPT code for reimbursement for the Company’s Preparent expanded carrier screening tests during 2019 and early 2020, the Company reviewed its reimbursement from commercial payors for these tests over the same time period. The Company may need to engage with payors in order to determine if any amounts could be subject to recovery or recoupment, as it is customarily done with commercial payors. Any amounts subject to recovery or recoupment will depend on the interpretation of widely variable payor medical and billing policies. The Company will not know if any overpayments exist until it completes this engagement with individual commercial payors. If negotiations with payors result in claims or conclusions that overpayments have been made, this could have a material impact on the Company’s financial results and position.

The Company is unable to predict the outcome of this matter and is unable to make a meaningful estimate of the amount or range of loss, if any, that could result from any unfavorable outcome related to this matter.

Payor Dispute

On November 16, 2020, the Company received a letter from Anthem, Inc. ("Anthem") informing the Company that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for the Company’s former NIPT and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for the Company’s former Preparent expanded carrier screening tests.

As noted above, the Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management disputes this claim of recoupment with Anthem in substantial part based on expired statutes of limitations and seeks to offset any amounts owed by Anthem to the Company. The Company has an accrual for the estimated probable loss for this matter as of December 31, 2021.

OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (“TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. The Company submitted a written response to the inquiry on October 23, 2019. In October 2021, the Company received a letter from the TX OIG asking the Company to renew its engagement on the matter. The Company continues to cooperate with TX OIG toward resolution of the matter. Although management believes that the Company holds and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company has recorded an accrual of $0.4 million for the estimated probable loss for this matter as of December 31, 2021.

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

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. ("Ravgen") filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents based on the Company's former NIPT testing business. The complaint seeks monetary damages and injunctive relief. The Company responded to the complaint on March 23, 2021. Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them. On March 1, 2022 the court ordered a stay of the litigation pending resolution of patent validity challenges made against the two patents in inter partes review proceedings currently pending before the Patent Trial and Appeal Board of the United States Patent and Trademark Office.

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. It alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933 by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. Lead Plaintiffs filed an opposition to the motion on January 14, 2022, and the Company filed a reply in support of the motion on February 22, 2022. The Company intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

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

On August 17, 2021, the Company received a letter purportedly on behalf of a stockholder of the Company demanding that the Company's Board of Directors investigate and take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising out of the IPO litigation discussed above. This matter is pending the outcome of the companion securities litigation.

Given the uncertainty of litigation, the preliminary stages of the Ravgen and IPO litigations, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

Note 12. Stockholders’ Equity

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

In June 2021, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (“June Purchasers”). Pursuant to the Securities Purchase Agreement, the June Purchasers purchased an aggregate of 16,194,332 units (“June Units”), representing (i) 15,694,332 shares of the Company’s common stock (ii) warrants to purchase up to 16,194,332 shares of common stock and (iii) pre-funded warrants to purchase up to 500,000 shares of common stock. The purchase price for each June Unit was $2.47, for an aggregate purchase price of approximately $40.0 million. The warrants are exercisable for cash at an exercise price of $2.84 per share, subject to adjustments as provided under the terms of the warrants. The warrants are exercisable at any time and expire on the fifth anniversary of the date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to the Company of approximately $46.0 million. The pre-funded warrants are exercisable at an exercise price of $0.001 per share and have no expiration date. In July 2021, the Company issued 500,000 shares of common stock as a result of the exercise of the outstanding pre-funded warrants at an exercise price of $0.001 per share. During the year ended December 31, 2021, the Company issued 6,097,166 shares of common stock as a result of the exercise of outstanding warrants at an exercise price of $2.84 per share for proceeds of $17.3 million.

Pursuant to ASC 815, the Company deemed the warrants to be liability classified and allocated the proceeds from issuance between the warrants and common stock using the with-and-without method. $26.6 million of the proceeds, equal to the fair value of the warrants determined using the Black-Scholes Model, were allocated to the warrant liability, and the remaining proceeds of $13.4 million were allocated to the common stock. The Company incurred a total of $2.1 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis, $0.7 million and $1.4 million, respectively. The warrant liability was remeasured at $31.8 million as of June 30, 2021 and the Company recognized a loss on warrant liability in the amount of $5.1 million in the consolidated statements of operations during the three months ended June 30, 2021. On June 30, 2021, the registration statement to register the shares of common stock underlying the warrants was declared effective by the SEC. As a result, the warrants met the conditions to be classified in equity and the related warrant liability was reclassified from liability to equity on June 30, 2021.

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

Pursuant to ASC 815, the Company deemed the Overallotment Stock Option to meet the scope exception for equity classification, and the warrants and Overallotment Warrant Option to be classified as a liability (collectively "the Warrant Liability") at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $41.8 million and the Overallotment Warrant Option at a fair value of $6.2 million, both determined using the Black-Scholes Model. As the total fair value of the Warrant Liability exceeds the total proceeds of $37.4 million, the Company recorded a loss of the $8.1 million excess to loss on warrant liability in the consolidated statements of operations. Accordingly, there were no proceeds allocated to the common stock issued or the Overallotment Stock Option granted as part of this transaction. The Company incurred a total of $2.8 million in issuance costs, which were allocated between the warrants, Overallotment Warrant Option, common stock and Overallotment Stock Option on a relative fair value basis and expensed in the consolidated statements of operations.

The Overallotment Warrant Option was partially exercised in August for warrants to purchase an aggregate of 1,932,000 shares of common stock and the Company recognized a gain on the warrant liability in the amount of $3.4 million in the consolidated statements of operations. The remaining Overallotment Warrant Option expired in September 2021 and the Company recognized a gain of $1.9 million in the consolidated statements of operations. The Warrant Liability was remeasured at $18.7 million as of December 31, 2021 and the Company recognized a loss on warrant liability in the amount of $6.7 million in the consolidated statements of operations during the year ended December 31, 2021.

During the year ended December 31, 2021, the Company issued 28,684,125 shares of common stock as a result of the exercise of outstanding warrants at an exercise price of $1.00 per share for proceeds of $28.7 million. The Warrant Liability was remeasured upon exercise of the warrants throughout the period, resulting in a loss on warrant liability in the amount of $41.6 million in the consolidated statements of operations during the year ended December 31, 2021.

In October 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the purchase and sale of 13,333,334 shares of the Company's common stock, at a purchase price of $1.50 per share in a registered direct offering. The Company received approximately $18.7 million in net proceeds, after deducting placement agent fees and other offering expenses payable by the Company.

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended December 31, 2021, we received net proceeds of $4.6 million, after deducting commissions and other offering expenses, from the sale of 1,763,754 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $2.84 per share.

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

Common Stock Reserved for Future Issuance

The Company reserved shares of common stock, on an as-if-converted basis, for future issuance as follows:

	December 31, 2021	December 31, 2020
Outstanding stock options to purchase common stock	8,640,951	4,268,945
Restricted stock units outstanding	3,879,110	1,468,765
Available for future issuance under equity incentive plans	13,649,346	2,938,616
Common stock warrants	26,183,830	400,160
Common stock issuable upon conversion of convertible notes	40,588,672	51,529,036
Total	92,941,909	60,605,522

Note 13. Stock-Based Compensation

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

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 6,500,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of December 31, 2021, 13,649,346 shares were available for grant under the 2018 Fourth Amended Plan and the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2015 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the year ended December 31, 2021:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	4,268,945	$8.14
Options granted	11,175,962	$3.52
Options exercised	(323,266)	$2.04
Options forfeited/cancelled	(6,480,690)	$5.01
Balance at December 31, 2021	8,640,951	$4.74	8.17	$235
Vested and expected to vest at December 31, 2021	8,640,951	$4.74	8.17	$235
Vested and exercisable at December 31, 2021	2,155,157	$7.35	4.63	$72

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of our common stock at December 31, 2021 of $2.09 per share and the exercise price of stock options that had strike prices below the closing price. The intrinsic value of all stock options exercised during the year ended December 31, 2021 was $0.8 million.

In January 2020 the Board of Directors approved the modification of the exercise price of certain outstanding stock options under the existing incentive plans. As a result of this modification, an additional stock-based compensation expense of $0.9 million is being recognized over the remaining vesting period for the outstanding stock options.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the years ended December 31, 2021 and 2020:

Year ended December 31,
	2021	2020
Risk-free interest rate	0.6% - 1.4%	0.4% - 1.7%
Expected volatility	52.9% - 77.0%	57.0% - 71.0%
Expected dividend yield	―	―
Expected life (years)	3.0 - 6.3	4.0 - 6.3

The weighted-average grant date fair value of options granted during the years ended December 31, 2021 and 2020 was $2.11 per option and $5.15 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2020	1,468,765	$8.73
Granted	5,810,122	$3.33
Vested	(819,499)	$6.69
Forfeited/cancelled	(2,580,278)	$4.63
Balance at December 31, 2021	3,879,110	$3.80

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 510,000 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance, which resulted in an additional 557,723 shares reserved for future issuance effective January 1, 2021. As of December 31, 2021 there were 750,977 total shares of common stock reserved for future issuance.

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

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2021	2020
Cost of sales	$—	$—
Research and development	3,584	2,804
Selling and marketing	224	215
General and administrative	8,154	5,225
Discontinued operations	1,594	2,424
Total stock-based compensation expense	$13,556	$10,668

At December 31, 2021 there was $13.6 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.94 years and $12.6 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.27 years.

Note 14. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2021	2020
Current provision:
Federal	$—	$(37,697)
State	—	82
	—	(37,615)
Deferred expense:
Federal	(119)	22
State	—	61
	(119)	83
Net income tax provision	$(119)	$(37,532)

The components of income tax benefit from continuing operations relate to the following (in thousands):

	Year Ended December 31,
	2021	2020
Income tax benefit at U.S. federal statutory rate	$(37,514)	$(29,950)
NOL carryback and other true ups	—	(15,517)
Government litigation settlements	—	4,611
Federal research and development credit	2,978	(2,978)
Convertible debt and warrant liability	12,225	740
Stock-based compensation	1,700	84
Change in valuation allowance	18,211	5,418
Other	2,281	60
Total income tax benefit	$(119)	$(37,532)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2021 and 2020 are presented below (in thousands):

	December 31, 2021	December 31, 2020
Deferred tax assets:
Net operating losses and carryforwards	$124,230	$87,329
Reserves	3,454	7,211
Intangible assets	1,571	3,878
Accrued expenses	1,447	1,816
Stock-based compensation	2,603	2,289
Convertible debt	—	3,290
Other, net	112	—
Total deferred tax assets	133,417	105,813
Deferred tax liabilities:
Fixed assets	(864)	(1,698)
Prepaid expenses	(1,123)	(1,146)
Goodwill	—	(402)
Adoption of ASC 606	(1,341)	(2,824)
Convertible debt	(677)
Other, net	(33)	—
Total deferred tax liabilities	(4,038)	(6,070)
Net deferred tax assets	129,379	99,743
Less: valuation allowance	(129,379)	(99,862)
Net deferred tax assets (liabilities)	$—	$(119)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2021 was an increase of $29.5 million.

At December 31, 2021, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $458.2 million and $221.7 million, respectively. The U.S. federal net operating losses will be carried forward indefinitely and state net operating losses will begin to expire in various years, depending on the applicable jurisdiction. Federal net operating loss carryforwards generated post TCJA may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and expenditure credit carryforwards of approximately $8.7 million and $1.4 million, respectively, as of December 31, 2021. The federal research and expenditure credit will begin to expire after 2033 if unused and the state research and expenditure credit may be carried forward indefinitely.

Pursuant to Section 382 and Section 383 of the Internal Revenue Code, annual use of the Company’s net operating loss carryforwards and tax credit carryforwards may be limited as a result of cumulative changes of ownership resulting in a change of control of the Company. The Company performed a formal study through the date of the IPO and determined future utilization of tax attribute carryforwards are not limited per Section 382 of the Internal Revenue Code. The Company has not updated their 382 study since the IPO offering 2020. Any future changes may limit future utilization of tax attribute carryforwards. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

In accordance with ASC 740-10, Income Taxes—Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions at December 31, 2021.

The Company is subject to taxation in the United States, various US state jurisdictions. Multiple tax years remain open to examination depending on the applicable jurisdiction. The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2021, there were no interest and penalties related to uncertain tax positions.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted. The CARES Act includes several significant provisions for corporations, including those pertaining to net operating loss carryforwards, interest deductions and payroll tax benefits. Corporate taxpayers may carryback NOLs originating during 2018 through 2020 for up to five years. During the first quarter of 2020, the Company recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act legislation corresponding to anticipated tax refunds applicable to taxable years 2013, 2014, 2015, and 2017. If any tax refund is received that is more than $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, the Company has agreed to pay 65% of all such amounts received to accelerate payments to the government in connection with our government settlement (see Note 11). During the year ended December 31, 2020, we received a full tax refund related to the NOL carryback provisions available under the CARES Act. There is no additional carryback for the year ended December 31, 2021.

Note 15. Net Loss Per Share

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

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	Year Ended December 31,
	2021	2020
Stock options to purchase common stock	8,640,951	4,268,945
Restricted stock units	3,879,110	1,468,765
Common stock warrant	26,183,830	400,160
Common stock issuable upon conversion of Convertible Notes	40,588,672	51,529,036
Total	79,292,563	57,666,906

Note 16. Employee Benefit Plan

The Company has a qualified 401(k) employee savings plan for the benefit of its employees ("401(k) Plan"). Substantially all employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees can contribute and defer taxes on compensation contributed. The Company has the option to make discretionary profit-sharing contributions to the 401(k) Plan. The Company made employer contributions to the 401(k) Plan of $2.4 million and $2.9 million for the years ended December 31, 2021 and 2020, respectively.

Note 17. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented (in thousands, except per share data):

	Three Months Ended
2021	December 31,	September 30,	June 30,	March 31,
Revenues	$435	$182	$463	$167
Loss from continuing operations	(82,787)	(36,874)	(41,400)	(17,460)
Loss from discontinued operations	(10,087)	(6,870)	(37,131)	(14,803)
Net loss	(92,874)	(43,744)	(78,531)	(32,263)
Net loss attributable to common stockholders	(92,874)	(43,744)	(78,531)	(32,263)
Net loss per share, basic and diluted	(0.56)	(0.46)	(1.23)	(0.56)

2020
Revenues	$106	$56	$—	$—
Loss from continuing operations	(52,526)	(33,142)	(32,627)	13,209
Loss from discontinued operations	(23,002)	(13,923)	(20,156)	(30,361)
Net loss	(75,528)	(47,065)	(52,783)	(17,152)
Net loss attributable to common stockholders	(75,528)	(47,065)	(53,051)	(17,152)
Net loss per share, basic and diluted	(1.53)	(1.01)	(6.11)	(3.43)

Note 18. Subsequent Events

From January 1, 2022 through February 9, 2022, the Company received net proceeds of $3.6 million, after deducting commissions and other offering expenses, from the sale of 2,130,327 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $1.76 per share.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2021, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

As disclosed elsewhere in this Annual Report on Form 10-K, we announced our Strategic Transformation in June 2021 and shut down Progenity laboratory operations by June 30, 2021 and completed the sale of Avero in December 2021. As a result, certain previously existing internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) are no longer applicable to the Company as of December 31, 2021.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) under the Exchange Act). Internal control over financial reporting is a process designed under the supervision and with the participation of our management, including our principal executive officer and our principal financial officer, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States.

As of December 31, 2021, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Attestation Report of Registered Public Accounting Firm

As an emerging growth company, we are not required to provide an attestation report on our internal control over financial reporting issued by the Company’s independent registered public accounting firm.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference, including under the heading "Directors, Executive Officers, and Corporate Governance."

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.investors.progenity.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference, including under the headings "Executive Compensation" and "Directors, Executive Officers and Corporate Governance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference, including under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference, including under the headings "Directors, Executive Officers and Corporate Governance" and "Certain Relationships and Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2021, and is incorporated herein by reference, including under heading "Proposal 2: Ratification of Selection of Independent Registered Public Accounting Firm."

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

3. EXHIBITS

EXHIBIT NO.	DESCRIPTION

3.1	Eighth Amended and Restated Certificate of Incorporation of the registrant (filed with the SEC as Exhibit 3.1 to the registrant’s Form 8-K filed on June 26, 2020).

3.2	Amended and Restated Bylaws of the registrant (filed with the SEC as Exhibit 3.2 to the registrant’s Form 8-K filed on June 26, 2020).

4.1	Form of common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form S-1/A filed on June 4, 2020).

4.2	Series B Preferred Stock Purchase Warrant (filed with the SEC as Exhibit 4.2 to the registrant’s Form S-1 filed on May 27, 2020).

4.3	First Amendment to Series B Preferred Stock Purchase Warrant (filed with the SEC as Exhibit 4.3 to the registrant’s Form S-1 filed on May 27, 2020).

4.4	Second Amendment to Series B Preferred Stock Purchase Warrant (filed with the SEC as Exhibit 4.4 to the registrant’s Form S-1 filed on May 27, 2020).

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

4.7

Amendment No. 2 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of December 7, 2020, by and among Progenity, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.7 to the registrant's Form 10-K filed on March 18, 2021).

4.8

Amendment No. 3 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of May 31, 2021, by and among Progenity, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.3 to the registrant’s Form 10-Q filed on August 12, 2021).

4.9

Indenture, dated as of December 7, 2020, between Progenity, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on December 7, 2020).

4.10	Form of certificate representing the 7.25% Convertible Senior Notes due 2025 (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on December 7, 2020).

4.11	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on February 25, 2021).

4.12	Description of Securities (filed with the SEC as Exhibit 4.11 to the registrant's Form 10-K filed on March 18, 2021).

4.13	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on June 14, 2021).

4.14	Form of Warrant (filed with the SEC as Exhibit 4.1 to registrant’s Form 8-K filed on August 23, 2021).

4.15	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to registrant’s Form 8-K filed on June 14, 2021).

10.1	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the registrant’s Form S-1/A filed on June 4, 2020).

10.2+	2011 Incentive Stock Plan (filed with the SEC as Exhibit 10.2 to the registrant’s Form S-1 filed on May 27, 2020).

10.3+	Second Amended and Restated 2012 Stock Plan (filed with the SEC as Exhibit 10.3 to the registrant’s Form S-1 filed on May 27, 2020).

10.4+	2015 Consultant Stock Plan (filed with the SEC as Exhibit 10.4 to the registrant’s Form S-1 filed on May 27, 2020).

10.5+	Third Amended and Restated Progenity, Inc. 2018 Equity Incentive Plan (filed with the SEC as Exhibit 10.5 to the registrant’s Form S-1/A filed on June 15, 2020).

10.6+	Fourth Amended and Restated Progenity, Inc. 2018 Equity Incentive Plan dated May 5, 2021 (filed with the SEC as Exhibit 10.2 to the registrant’s Form 10-Q filed on August 12, 2021).

10.7+*	2020 Employee Stock Purchase Plan

10.8+	Progenity, Inc. 2021 Inducement Plan (filed with the SEC as Exhibit 10.3 to the registrant's Form 8-K filed on November 9, 2021).

10.9+*	Form of 2021 Inducement Plan Stock Option Grant Notice.

10.10+*	Form of Inducement Plan Stock Option Award Agreement.

10.11+*	Form of Inducement Plan RSU Grant Notice.

10.12+*	Form of 2021 Inducement Plan RSU Award Agreement.

10.13+	Offer Letter by and between Progenity, Inc. and Eric d’Esparbes, dated as of May 1, 2019 (filed with the SEC as Exhibit 10.7 to the registrant’s Form S-1 filed on May 27, 2020).

10.14+	Offer Letter by and between Progenity, Inc. and Sami Shihabi, dated as of December 13, 2017 (filed with the SEC as Exhibit 10.8 to the registrant’s Form S-1 filed on May 27, 2020).

10.15+	Offer Letter by and between Progenity, Inc. and Matt Cooper, dated as of March 20, 2015 (filed with the SEC as Exhibit 10.9 to the registrant’s Form S-1 filed on May 27, 2020).

10.16+	Offer Letter by and between Progenity, Inc. and Clarke Neumann, dated as of August 26, 2014 (filed with the SEC as Exhibit 10.10 to the registrant’s Form S-1 filed on May 27, 2020).

10.17+	Offer Letter by and between Progenity, Inc. and Adi Mohanty, dated as of October 30, 2021 (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on November 9, 2021)

10.18+	Severance Plan (filed with the SEC as Exhibit 10.14 to the registrant's Form S-1/A filed on June 4, 2020).

10.19#

Supply & Service Agreement by and between Progenity, Inc. and Illumina, Inc. dated as of November 26, 2014, as amended (filed with the SEC as Exhibit 10.15 to the registrant's Form S-1 filed on May 27, 2020).

10.20#

Settlement Agreement by and between Progenity, Inc. and Aetna Health Management, Inc., dated as of November 11, 2019 (filed with the SEC as Exhibit 10.16 to the registrant's Form S-1 filed on May 27, 2020).

10.21#

Settlement and General Release Agreement by and among Progenity, Inc., Connecticut General Life Insurance Company and Cigna Health and Life Insurance Company, dated as of December 5, 2018 (filed with the SEC as Exhibit 10.19 to the registrant’s Form S-1 filed on May 27, 2020).

10.22#

Amendment to Settlement Agreement by and between Progenity, Inc. and Aetna Health Management, Inc., dated as of April 29, 2020 (filed with the SEC as Exhibit 10.17 to the registrant's Form S-1 filed on May 27, 2020).

10.23#

Settlement and General Release Agreement by and among Mattison Pathology, LLP d/b/a Avero Diagnostics, Connecticut General Life Insurance Company and Cigna Health and Life Insurance Company, dated as of December 5, 2018 (filed with the SEC as Exhibit 10.20 to the registrant’s Form S-1 filed on May 27, 2020).

10.24#

Confidential Settlement Agreement and Mutual Release by and among Progenity, Inc., United HealthCare Services, Inc. and UnitedHealthcare Insurance Company, dated as of September 30, 2019 (filed with the SEC as Exhibit 10.18 to the registrant’s Form S-1 filed on May 27, 2020).

10.25

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

10.26

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

10.27

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

10.28

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

10.29

Non-Prosecution Agreement, effective July 21, 2020, between the U.S. Attorney’s Office for the Southern District of California and Progenity, Inc. (filed with the SEC as Exhibit 10.4 to the registrant’s Form 8-K filed on July 24, 2020).

10.30

Corporate Integrity Agreement, effective July 21, 2020, between the Office of Inspector General of the Department of Health and Human Services and Progenity, Inc. (filed with the SEC as Exhibit 10.5 to the registrant’s Form 8-K filed on July 24, 2020).

10.31

Amendment to Settlement Agreement by and between Progenity, Inc. and UnitedHealth Group, dated as of November 19, 2020 (filed with the SEC as Exhibit 10.31 to the registrant’s Form S-1 filed on November 30, 2020).

10.32

Securities Purchase Agreement, dated February 22, 2021, by and between Progenity, Inc. and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on February 25, 2021).

10.33

Securities Purchase Agreement, dated June 9, 2021, by and between Progenity, Inc. and the Purchasers signatory thereto (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on June 14, 2021).

10.34

Separation Agreement and General Release, dated September 1, 2021, by and between the registrant and Harry Stylli, Ph.D. (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2021).

10.35

At Market Issuance Sales Agreement, dated November 22, 2021, by and among Progenity, Inc., B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC (filed with the SEC as Exhibit 1.1 to the registrant’s Form 8-K filed on November 22, 2021).

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

Progenity, Inc.

Date: March 28, 2022	By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
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

Name	Title	Date

/s/ Aditya P. Mohanty	Chief Executive Officer	March 28, 2022
Aditya P. Mohanty	(principal executive officer)

/s/ Eric d’Esparbes	Chief Financial Officer	March 28, 2022
Eric d’Esparbes	(principal financial and accounting officer)

/s/ Jeffrey Alter	Director	March 28, 2022
Jeffrey Alter

/s/ Jeffrey Ferrell	Director	March 28, 2022
Jeffrey Ferrell

/s/ Jill Howe	Director	March 28, 2022
Jill Howe

/s/ Dr. Brian L. Kotzin	Director	March 28, 2022
Dr. Brian L. Kotzin

/s/ Lynne Powell	Director	March 28, 2022
Lynne Powell

/s/ Surbhi Sarna	Director	March 28, 2022
Surbhi Sarna