Form 10-Q
period 2022-03-31
BIORA THERAPEUTICS, INC.
filed 2022-05-10
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39334

Biora Therapeutics, Inc.

(Exact name of registrant as specified in its charter)

Delaware	27-3950390
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4330 La Jolla Village Drive, Suite 300, San Diego, CA	92122
(Address of principal executive offices)	(Zip Code)

(855) 293-2639

(Registrant’s telephone number, including area code)

Progenity, Inc

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	BIOR	The Nasdaq Global Market

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

As of May 4, 2022, the registrant had 184,198,929 shares of common stock, par value $0.001 per share, outstanding.

Biora Therapeutics, Inc.

EXPLANATORY NOTE

As previously disclosed, on April 22, 2022, Biora Therapeutics, Inc., formerly known as Progenity, Inc., filed a Certificate of Amendment to its Eighth Amended Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a change of the Company’s name from “Progenity, Inc.” to “Biora Therapeutics, Inc.” effective as of April 26, 2022.

TRADEMARKS AND CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “Biora,” “Biora Therapeutics,” “we,” “us” and “our” refer to Biora Therapeutics, Inc., and our wholly-owned subsidiaries on a consolidated basis, unless the context otherwise provides.

Biora Therapeutics® is a registered service mark of Biora Therapeutics, Inc. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$67,234	$88,397
Accounts receivable, net	—	653
Prepaid expenses and other current assets	5,639	7,232
Current assets of disposal group held for sale	2,147	2,147
Total current assets	75,020	98,429
Property and equipment, net	2,742	4,012
Right-of-use assets	2,578	—
Other assets	326	326
Goodwill	6,072	6,072
Total assets	$86,738	$108,839
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$5,380	$8,709
Accrued expenses and other current liabilities	31,603	34,157
Warrant liability	9,742	18,731
Current portion of capital lease obligations	—	12
Total current liabilities	46,725	61,609
Convertible notes, net of unamortized discount of $5,989 and $6,333 as of March 31, 2022 and December 31, 2021, respectively	126,736	126,392
Other long-term liabilities	6,462	5,814
Total liabilities	$179,923	$193,815
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of March 31, 2022 and December 31, 2021; 188,155,220 and 185,736,890 shares issued as of March 31, 2022 and December 31, 2021, respectively; 184,197,930 and 181,872,676 shares outstanding as of March 31, 2022 and December 31, 2021, respectively	148	146
Additional paid-in capital	728,243	722,646
Accumulated deficit	(802,494)	(788,686)
Treasury stock – at cost; 3,957,290 and 3,864,214 shares of common stock as of March 31, 2022 and December 31, 2021, respectively	(19,082)	(19,082)
Total stockholders' deficit	(93,185)	(84,976)
Total liabilities and stockholders' deficit	$86,738	$108,839

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Revenues	$107	$167
Operating expenses:
Research and development	6,558	11,673
Selling, general and administrative	13,457	19,958
Total operating expenses	20,015	31,631
Loss from operations	(19,908)	(31,464)
Interest (expense) income, net	(2,760)	(3,520)
Gain on warrant liability	8,989	2,650
Other (expense) income, net	(811)	14,873
Loss from continuing operations	(14,490)	(17,461)
Gain (loss) from discontinued operations	682	(14,803)
Net loss	(13,808)	(32,264)

Net loss per share from continuing operations, basic and diluted	$(0.08)	$(0.30)
Net gain (loss) per share from discontinued operations, basic and diluted	—	$(0.26)
Net loss per share, basic and diluted	$(0.08)	$(0.56)
Weighted average shares outstanding, basic and diluted	183,201,663	57,493,800

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	185,736,890	$146	$722,646	$(788,686)	(3,864,214)	$(19,082)	$(84,976)
Issuance of common stock, net	2,130,327	2	3,624	—	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	288,003	—	(80)	—	(93,076)	—	(80)
Stock-based compensation expense	—	—	2,053	—	—	—	2,053
Net loss	—	—	—	(13,808)	—	—	(13,808)
Balance at March 31, 2022	188,155,220	$148	$728,243	$(802,494)	(3,957,290)	$(19,082)	$(93,185)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	59,287,331	$59	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	4,370,629	4	11,258	—	—	—	11,262
Exercise of common stock options	71,284	—	88	—	—	—	88
Issuance of common stock upon vesting of restricted stock units	174,730	—	(228)	—	(48,581)	(1)	(229)
Stock-based compensation expense	—	—	2,630	—	—	—	2,630
Net loss	—	—	—	(32,264)	—	—	(32,264)
Balance at March 31, 2021	63,903,974	$63	$466,740	$(573,538)	(3,563,609)	$(18,772)	$(125,507)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities:
Net loss	$(13,808)	$(32,264)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	(682)	14,803
Non-cash revenue reserve	96	187
Depreciation and amortization	322	445
Stock-based compensation expense	2,053	2,166
Amortization of debt discount and non-cash interest	343	386
Loss on disposal of property and equipment	254	—
Impairment of property and equipment	545	—
Change in fair value of derivative liability	—	(14,828)
Change in fair value of warrant liability	(8,989)	(2,650)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,060	(365)
Accounts payable	(3,377)	(2,183)
Accrued expenses and other liabilities	(3,656)	577
Other long-term liabilities	(451)	(62)
Net cash used in operating activities - continuing operations	(25,290)	(33,788)
Net cash provided by (used in) operating activities - discontinued operations	1,335	(14,776)
Net cash used in operating activities	(23,955)	(48,564)
Investing Activities:
Purchases of property and equipment	(342)	(425)
Net cash used in investing activities - continuing operations	(342)	(425)
Net cash used in investing activities - discontinued operations	—	(38)
Net cash used in investing activities	(342)	(463)
Financing Activities:
Proceeds from issuance of common stock, net	3,626	11,631
Proceeds from issuance of common stock warrants	—	12,804
Payment of deferred offering costs	—	(75)
Payments for financing of insurance premiums	(480)	(1,950)
Principal payments on mortgages payable	—	(17)
Principal payments on capital lease obligations	(12)	(106)
Net cash provided by financing activities - continuing operations	3,134	22,287
Net cash used in financing activities - discontinued operations	—	(60)
Net cash provided by financing activities	3,134	22,227
Net decrease in cash and cash equivalents	(21,163)	(26,800)
Cash and cash equivalents at beginning of period	88,397	92,076
Cash and cash equivalents at end of period	$67,234	$65,276

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$41
Cash paid for income taxes	1	7

Supplemental schedule of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	2,962	—
Equity offering costs incurred but not paid	—	281
Purchases of property and equipment in accounts payable	47	89
Warrant issuance costs incurred but not paid	—	148

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Biora Therapeutics, Inc. (the “Company” or “Biora” or "Biora Therapeutics"), formerly known as Progenity, Inc. (“Progenity”), a Delaware corporation, commenced operations in 2010 with its corporate office located in San Diego, California. Progenity’s historical operations included a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory located in Michigan specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, Progenity's core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning, and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, the Company’s operations also included anatomic and molecular pathology testing products in the United States.

In order to refocus efforts and resources on it's research and development pipeline, in June 2021, Progenity announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics laboratory in Ann Arbor, Michigan, and indicated that Progenity was seeking strategic alternatives for Avero, together referred to as the Laboratory Operations. In December 2021, Progenity entered into an asset purchase agreement with Northwest Pathology to sell Avero. The Company has excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations. See Note 4 for additional information on the Laboratory Operations.

On April 12, 2022, Progenity announced that it would rebrand the Company to better reflect the current focus on its therapeutics pipeline, and would begin to operate as Biora Therapeutics, Inc., a Delaware corporation. The Company subsequently changed its name to Biora Therapeutics, Inc. on April 26, 2022.

Biora Therapeutics is a biotechnology company developing oral biotherapeutics. The Company's drug-device combinations could enable new treatment approaches in the delivery of therapeutics in two main areas:

•
Targeted delivery of therapeutics ("Targeted Therapeutics") to the site of disease in the gastrointestinal ("GI") tract, which are designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
Systemic delivery of biotherapeutics ("Oral Biotherapeutics"), which are designed to replace injections with needle-free, oral delivery technology.

The Company is also developing diagnostics devices to help characterize the GI tract and diagnose GI diseases, such as Small Intestine Bacterial Overgrowth, through the development of innovative technologies that are designed to diagnose at the site of the disease. Using these platforms, the Company intends to develop therapeutics and diagnostic solutions for a broad range of disorders.

Liquidity

As of March 31, 2022, the Company had cash and cash equivalents of $67.2 million and an accumulated deficit of $802.5 million. For the three months ended March 31, 2022, the Company reported a net loss of $13.8 million and cash used in operating activities of $24.0 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and incurrence of debt. As of March 31, 2022, the Company had $126.7 million of convertible senior notes ("Convertible Notes") outstanding (see Note 8). As a result of the Strategic Transformation, management believes that future operating expenses have been reduced. However, as the Strategic Transformation was announced in June of 2021 and the Company completed the sale of Avero in December of 2021, the Company has not eliminated the risks surrounding its ability to fund operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022, without relying on additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position as of the date of this filing provides sufficient runway to achieve critical research and development pipeline milestones. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios, or divestitures of the Company's assets. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

Uncertainties Related to the COVID-19 Pandemic

The ongoing COVID‑19 pandemic has negatively impacted the global economy, disrupted global supply chains and created significant volatility and disruption of financial markets. The Company has been materially and negatively affected by the COVID-19 pandemic; however, the extent of the continued impact of the COVID-19 pandemic on the Company’s operational and financial performance, including its ability to execute its business strategies and initiatives in the expected time frame, will depend on future developments, including the duration and continued spread of the pandemic, which is uncertain and cannot be predicted. The Company could be further negatively affected by the widespread outbreak of an illness or any other communicable disease, or any other public health crisis that results in economic and trade disruptions, including the disruption of global supply chains. An extended period of global supply chain and economic disruption could materially affect the Company’s business, results of operations, access to sources of liquidity and financial condition.

The estimates used for, but not limited to, determining the fair value of goodwill could be impacted by the pandemic. While the full impact of the COVID-19 pandemic is unknown at this time, the Company has made appropriate estimates based on the facts and circumstances available as of the reporting date. These estimates may change as new events occur and additional information is obtained.

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, (“SEC”), from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2021. Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the Company's Laboratory Operations in order to conform to the current period presentation.

The condensed consolidated financial statements include the accounts of Biora Therapeutics, Inc., its wholly-owned subsidiaries, and, as of March 31, 2021, an affiliated professional partnership with Avero with respect to which the Company had a specific management arrangement (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

As a result of the divestiture of the Laboratory Operations, the Company has retrospectively revised the condensed consolidated statements of operations for the three months ended March 31, 2021 and the condensed consolidated statement of cash flows for the three months ended March 31, 2021 to reflect the operations and cash flows of the Laboratory Operations as discontinued operations.

Financial Statement Presentation Change

In order to more closely align with the Company’s business, and to better serve financial statement users, the Company has combined selling and marketing expenses with general and administrative expenses into a single selling, general and administrative expense line item. Prior period amounts have been reclassified to conform to the current presentation.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results for the interim periods presented. Results are not necessarily indicative of results to be expected for the year ending December 31, 2022, any other interim periods, or any future year or period, particularly in light of the COVID-19 pandemic and its impact on domestic and global economies. The balance sheet as of December 31, 2021 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the estimate of variable consideration in connection with the recognition of revenue, the valuation of stock options, the valuation of goodwill, the valuation of the derivative liability associated with the Convertible Notes, accrual for reimbursement claims and settlements, the valuation of warrant liabilities, the valuation of assets held for sale, assessing future tax exposure and the realization of deferred tax assets, and the useful lives and the recoverability of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Revenue was primarily derived from providing molecular testing products, which were reimbursed through arrangements with third-party payors, laboratory distribution partners, and amounts from individual patients. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government health benefit programs, such as Medicare and Medicaid. The Company’s contracts generally contained a single performance obligation, which was the delivery of the test results, and the Company satisfied its performance obligation at a point in time upon the delivery of the results, which then triggered the billing for the product. The amount of revenue recognized reflects the amount of consideration the Company expected to be entitled to (“transaction price”) and considered the effects of variable consideration. Revenue was recognized when control of the promised product was transferred to customers, in an amount that reflected the consideration the Company expected to be entitled to in exchange for those products.

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

Payor Concentration

The Company historically relied upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. As a result of the Strategic Transformation, all revenue from Laboratory Operations has been classified as discontinued operations and there were no significant concentrations as of March 31, 2022. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances and revenues as of December 31, 2021 and for the three months ended March 31, 2021 are as follows:

Percentage of Accounts Receivable
December 31, 2021
Blue Shield of Texas	4.0%
Government Health Benefits Programs	55.8%
United Healthcare	7.2%

Percentage of Revenue (1)
Three Months Ended
March 31, 2021
Blue Shield of Texas	22.7%
Government Health Benefits Programs	23.4%
Aetna	7.7%
United Healthcare	6.8%

(1) Percentage of revenue table shows amounts as a percentage of total revenue, including revenue classified as discontinued operations. Refer to Note 5 for details of the breakdown of revenue.

Leases

The Company determines if an arrangement is or contains a lease at inception. For leases with a term greater than one year, lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the present value of lease payments over the lease term. In determining the net present value of lease payments, the Company uses its incremental borrowing rate which represents an estimated rate of interest that the Company would have to pay to borrow equivalent funds on a collateralized basis at the lease commencement date. Leases are classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the statement of operations.

Net Loss Per Share

Basic net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock outstanding during the period. Diluted net loss per share is computed by dividing the net loss by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. As the Company has reported net losses for all periods presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Recent Accounting Pronouncements Adopted

In December 2019, FASB issued Accounting Standards Update (“ASU”) No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which simplified income tax accounting in various areas. The Company adopted this standard on January 1, 2021, which did not have a material impact on the condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company adopted the provisions of this guidance on January 1, 2022, using the effective date method. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $2.2 million and $2.2 million, respectively, on January 1, 2022. The difference between the right-of-use assets and lease liabilities is attributed to the elimination of deferred rent and prepaid rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption. The Company elected to use the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options, which provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The Company adopted this standard on January 1, 2022, which did not have a material impact on the condensed consolidated financial statements.

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

In December 2021, the Company entered into an asset purchase agreement with Northwest Pathology to sell certain assets and liabilities of Avero for $10.9 million. The Company no longer has a controlling interest in Avero and therefore does not consolidate Avero beginning at December 31, 2021. Prior to the date of sale, Avero income statement activity is included in discontinued operations in the condensed consolidated statements of operations.

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

4. Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Progenity genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2022 and 2021. Additionally, the remaining assets have been reported as assets held for sale in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenues	$1,268	$24,359
Cost of sales	—	22,233
Gross profit	1,268	2,126
Operating expenses:
Selling and marketing	—	12,790
General and administrative	586	4,120
Total operating expenses	586	16,910
Other income (expense), net	—	(19)
Net gain (loss) from discontinued operations	$682	$(14,803)

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of March 31, 2022 and December 31, 2021 (in thousands):

	March 31, 2022	December 31, 2021

Current assets of disposal group held for sale
Property and equipment, net	2,147	2,147
Total current assets of disposal group held for sale (1)	$2,147	$2,147

(1) The remaining assets of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at March 31, 2022 and December 31, 2021, because they are expected to be sold within one year.

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

The transaction price is determined based on the consideration to which the Company will be entitled in exchange for transferring goods and services to the customer. A contract may contain variable consideration, including potential payments for both milestone and research and development services. For certain potential milestone payments, the Company estimates the amount of variable consideration by using the most likely amount method. Each reporting period the Company re-evaluates the probability of achievement of such variable consideration and any related constraints. The Company will include variable consideration, without constraint, in the transaction price to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

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

Once the Company satisfied its performance obligations upon delivery of a test result and billed for the product, the timing of the collection of payments may vary based on the payment practices of the third-party payor. The Company billed patients directly for co-pays and deductibles that they are responsible for and also billed patients directly in cases where the customer did not have insurance. All of the historical test revenue is part of the Company's Laboratory Operations and has been included in discontinued operations in the condensed consolidated statements of operations.

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

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $1.4 million and $2.4 million of revenue reported for the three months ended March 31, 2022 and 2021, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 10.

Disaggregation of Revenues

The following tables show revenues disaggregated by payor type and revenue classification (in thousands):

Three months ended March 31,
Payor	2021
Commercial third-party payors	$16,453
Government health benefit programs(1)	5,726
Patient/laboratory distribution partners	2,347
Total revenues	$24,526

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three months ended March 31, 2021. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

	Three Months Ended March 31,
Classification	2022	2021
Revenue from continuing operations	$107	$167
Revenue from discontinued operations	1,268	24,359
Total revenues	$1,375	$24,526

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$4,492	$6,123
Other current assets	1,147	1,109
Total	$5,639	$7,232

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Computers and software	$3,716	$5,004
Building and leasehold improvements	755	437
Laboratory equipment	2,182	2,688
Furniture, fixtures, and office equipment	1,132	1,142
Construction in progress	47	16
Land	346	346
Total property and equipment	8,178	9,633
Less accumulated depreciation and amortization	(5,436)	(5,621)
Property and equipment, net	$2,742	$4,012

Depreciation expense included in continuing operations was $0.3 million and $0.4 million for the three months ended March 31, 2022 and 2021, respectively.

Intangible Assets, Net

All intangible assets were included as part of the sale of Avero in December 2021 (see Note 4) and there was no amortization expense for the three months ended March 31, 2022. Amortization expense was $0.2 million for the three months ended March 31, 2021 and is included in discontinued operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, current (1)	$18,094	$18,127
Commissions and bonuses	1,582	3,883
Vacation and payroll benefits	4,491	6,894
Accrued professional services	167	652
Accrued interest	3,229	802
Lease liabilities, current	1,430	—
Insurance financing	—	489
Contract liabilities	194	301
Other (2)	2,416	3,009
Total	$31,603	$34,157

(1) All of the Company's revenues related to Laboratory Operations have been discontinued; amounts related to the revenue reserve generated from the Progenity Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company will be responsible for that cannot be terminated; as there is no future benefit to the Company, they were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, net of current portion (1)	$192	$192
Lease liabilities, net of current portion	1,099	—
Other (2)	5,171	5,622
Total	$6,462	$5,814

(1) All of the Company's revenues related to Laboratory Operations have been discontinued; amounts related to the revenue reserve generated from the Progenity Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company will be responsible for that cannot be terminated; as there is no future benefit to the Company, they were expensed in discontinued operations in 2021.

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

There were no significant transfers between these fair value measurement classifications during the three months ended March 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s Convertible Notes (see Note 8) and the warrant liability resulting from the August 2021 issuance of warrants (see Note 11). The Convertible Notes conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3. As of both March 31, 2022 and December 31, 2021, the fair value of the embedded derivative liability was zero.

The Company uses the Black-Scholes Model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liability includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At March 31, 2022, the fair value of warrant liability was estimated using the Black-Scholes Model with the following inputs and assumptions:

March 31, 2022
Risk-free interest rate	2.42%
Expected volatility	100.2%
Stock price	$1.16
Expected life (years)	4.4

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
March 31, 2022
Money market funds (1)	$66,157	$—	$—
Warrant liability	$—	$—	$9,742

December 31, 2021
Money market funds (1)	$85,866	$—	$—
Warrant liability	$—	$—	$18,731

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $126.7 million and $126.4 million at March 31, 2022 and December 31, 2021, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $105.6 million and $86.6 million as of March 31, 2022 and December 31, 2021, respectively.

8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three months ended March 31, 2022 and 2021, the Company recognized interest expense on the Convertible Notes of $2.4 million and $3.5 million, respectively.

The Convertible Notes are the Company's senior, unsecured obligations and are (i) equal in right of payment with the Company's existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated to the Convertible Notes; (iii) effectively subordinated to the Company's existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company's subsidiaries.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of both March 31, 2022 and December 31, 2021, the Company was in compliance with all such covenants.

The Convertible Notes have a conversion option which was required to be bifurcated upon issuance and periodically remeasured to fair value separately as an embedded derivative. The conversion option includes additional interest payments payable to the noteholders if converted prior to December 1, 2022. The conversion feature was bifurcated and recorded separately as an embedded derivative as (1) the conversion feature is not clearly and closely related to the debt instrument and is not considered to be indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations.

As of both March 31, 2022 and December 31, 2021, the fair value of the derivative liability was zero. The prior year change in fair value of the derivative liability of $14.9 million is included in other income (expense), net in the condensed consolidated statement of operations for the three months ended March 31, 2021. As of March 31, 2022 and December 31, 2021, the unamortized debt discount was $6.0 million and $6.3 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. For the three months ended March 31, 2022 and 2021, the amortization of the Convertible Notes debt discount was $0.3 million and $0.3 million, respectively, and was included in interest income (expense), net in the condensed consolidated statements of operations.

9. Related Party Transactions

As of March 31, 2022 and December 31, 2021, a private equity firm held 22,394,074 shares, or 11.9%, and 28,935,134 shares, or 15.6%, respectively, of the Company's common stock outstanding and warrants to purchase up to 8,097,166 shares of common stock at an exercise price of $2.84. This private equity firm also holds $103.5 million aggregate principal amount of Convertible Notes as of both March 31, 2022 and December 31, 2021 (see Note 8). As of March 31, 2022 and December 31, 2021, the accrued interest expense related to the Convertible Notes held by this private equity firm was $2.5 million and $0.6 million, respectively.

10. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. On January 1, 2022, the Company adopted ASC Topic 842, Leases. Results for reporting periods beginning after January 1, 2022 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance. The right-of-use assets were $2.6 million as of March 31, 2022 and lease liabilities are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet and were $1.4 million and $1.1 million, respectively, as of March 31, 2022.

Operating lease costs were $0.3 million for the three months ended March 31, 2022 and cash paid for operating leases was $0.4 million. The weighted-average discount rate used was 7.8% and the weighted-average remaining lease term for all operating leases was 2.3 years. Rent expense included in continuing operations for operating leases was $0.4 million for the three months ended March 31, 2021.

As of March 31, 2022, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2022	$1,158
2023	965
2024	235
2025	209
2026 and thereafter	233
Total minimum lease payments	2,800
Less: interest	(271)
Present value of lease liabilities	$2,529

As of December 31, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2022	$2,141
2023	1,086
2024	237
2025	208
2026 and thereafter	251
Total future minimum lease payments	$3,923

Contingencies

The Company, in the ordinary course of its business, can be involved in lawsuits, threats of litigation, and audit and investigative demands from third parties. While management is unable to predict the exact outcome of such matters, it is management’s current belief that any potential liabilities of Avero or Progenity resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. The Company did not make any payments for the three months ended March 31, 2022 and 2021. As of both March 31, 2022 and December 31, 2021, the Company’s accrual consists of $6.9 million in accrued expenses and other current liabilities and $0.2 million in other long-term liabilities.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the three months ended March 31, 2022 and 2021.

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

Corporate Integrity Agreement

In connection with the resolution of the investigated matters, and in exchange for the Office of Inspector General of the Department of Health and Human Services ("OIG") agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Company’s Strategic Transformation, including cessation of its Laboratory Operations, effective March 16, 2022 the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement except for the Company’s obligation to continue its engagement of an independent review organization to conduct billing claims reviews and reporting of those reviews to OIG with respect to ongoing reimbursement payments being received from federal healthcare programs for historical laboratory services performed by the Company prior to the Company’s cessation of services in the summer of 2021. The Company’s failure to comply with its remaining obligations under the Corporate Integrity Agreement could result in monetary penalties and/or the Company being excluded from participating in federal healthcare programs.

Colorado Recoupment

On July 21, 2021, the Company received a letter from the Colorado Department of Health Care Policy and Financing (the "Department"), informing the Company that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. In December 2021, the Company received additional correspondence informing them that the Department is seeking recoupment for an additional $3.3 million of historical payments from 2018. The historical payments for which the Department is seeking recoupment primarily relate to the Company's Preparent expanded carrier screening tests primarily on the basis that such tests were not medically necessary.

The Company previously entered into settlement agreements with 45 states including the State of Colorado as part of a settlement with respect to certain civil claims related to the Company's discontinued legacy billing practices for its non-invasive prenatal tests ("NIPT") and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

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

Payor Settlement Agreements

In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million. The Aetna settlement obligation was fully settled during the three months ended March 31, 2021.

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

As noted above, the Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management disputes this claim of recoupment with Anthem in substantial part based on expired statutes of limitations and seeks to offset any amounts owed by Anthem to the Company. The Company has an accrual for the estimated probable loss for this matter as of March 31, 2022 and December 31, 2021.

OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (“TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. The Company submitted a written response to the inquiry on October 23, 2019. In October 2021, the Company received a letter from the TX OIG asking the Company to renew its engagement on the matter. The Company continues to cooperate with TX OIG toward resolution of the matter. Although management believes that the Company holds and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company has recorded an accrual of $0.4 million for the estimated probable loss for this matter as of March 31, 2022 and December 31, 2021.

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

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. It alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. Lead Plaintiffs filed an opposition to the motion on January 14, 2022, and the Company filed a reply in support of the motion on February 22, 2022. The Company intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the Southern District of California, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the outcome of the motion to dismiss in the above-described securities lawsuit. The Company intends to vigorously defend against these claims.

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

In August 2021, the Company issued and sold an aggregate of (i) 40,000,000 shares of common stock and (ii) warrants to purchase 40,000,000 shares of common stock in an underwritten public offering. Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $1.00 per share of the common stock and the accompanying warrant. The warrants have an exercise price of $1.00 per share, are exercisable at any time, and will expire five years following the date of issuance. In addition, the Company granted the underwriter a 30-day option to purchase up to 6,000,000 shares of common stock ("Overallotment Stock Option") and/or warrants to purchase 6,000,000 shares of common stock (“Overallotment

Warrant Option”) at a price of $0.99 per share of common stock and/or $0.01 per warrant. The warrants and Overallotment Warrant Options were issued in the money based on the public offering terms. The Company received approximately $37.4 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

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

The Overallotment Warrant Option was partially exercised in August for warrants to purchase an aggregate of 1,932,000 shares of common stock and the Company recognized a gain on the warrant liability in the amount of $3.4 million in the condensed consolidated statements of operations. The remaining Overallotment Warrant Option expired in September 2021 and the Company recognized a gain of $1.9 million in the condensed consolidated statements of operations. The Warrant Liability was remeasured at $18.7 million as of December 31, 2021 and the Company recognized a loss on warrant liability in the amount of $6.7 million in the condensed consolidated statements of operations. The Warrant Liability was remeasured at $9.7 million as of March 31, 2022 and the Company recognized a gain on warrant liability in the amount of $9.0 million in the condensed consolidated statements of operations during the three months ended March 31, 2022.

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

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended December 31, 2021, the Company received net proceeds of $4.6 million, after deducting commissions and other offering expenses, from the sale of 1,763,754 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $2.84 per share. During the three months ended March 31, 2022 the Company received net proceeds of $3.6 million, after deducting commissions and other offering expenses, from the sale of 2,130,327 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $1.76 per share.

12. Stock-Based Compensation

On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan"), which provides for an automatic annual increase in the number of shares of common stock reserved for issuance. As of March 31, 2022, 22,087,645 shares were available for issuance under the 2018 Fourth Amended Plan.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 6,500,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of March 31, 2022, 3,000,673 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2015 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the three months ended March 31, 2022:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	8,640,951	$4.74
Options granted	263,298	$1.31
Options exercised	—	—
Options forfeited/cancelled	(684,403)	$3.68
Options expired	(343,009)	$7.46
Balance at March 31, 2022	7,876,837	$4.60	6.91	$4
Vested and expected to vest at March 31, 2022	7,876,837	$4.60	6.91	$4
Vested and exercisable at March 31, 2022	2,738,642	$6.47	3.82	$4

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at March 31, 2022 of $1.16 per share and the exercise price of stock options that had strike prices below the closing price. There were no stock options exercised during the three months ended March 31, 2022.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2022:

Risk-free interest rate	2.0% - 2.1%
Expected volatility	90.7% - 97.3%
Expected dividend yield	—%
Expected life (years)	6.0 - 6.3 years

The weighted-average grant date fair value of options granted during the three months ended March 31, 2022 and 2021 was $1.24 per option and $2.95 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	3,879,110	$3.80
Granted	179,915	$1.34
Vested	(288,003)	$4.88
Forfeited/cancelled	(401,560)	$3.63
Balance at March 31, 2022	3,369,462	$3.60

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 510,000 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of March 31, 2022 there were 1,350,977 total shares of common stock reserved for future issuance.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development	337	624
Selling, general and administrative	1,716	1,542
Discontinued operations	—	464
Total stock-based compensation expense	$2,053	$2,630

At March 31, 2022 there was $10.5 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 3.07 and $10.1 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.27 years.

13. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to maintenance of a full valuation allowance, the Company had a zero effective tax rate for the three months ended March 31, 2022. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

The Company’s NOL carryforwards and research and development expenditure credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if the Company experiences an ownership change within the meaning of such Code sections. In general, an ownership change, as defined by Sections 382 and 383 of the Code, occurs when there is a 50 percentage points or more shift in ownership, consisting of shareholders owning more than 5% in the Company, occurring within a three-year testing period. The Company performed a formal study through the date of the IPO and determined future utilization of tax attribute carryforwards are not limited per Section 382 of the Internal Revenue Code. The Company has not updated its 382 study since the IPO offering in 2020. Any future changes may limit future utilization of tax attribute carryforwards. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

14. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	March 31, 2022	March 31, 2021
Options to purchase common stock	7,876,837	5,572,641
Restricted stock units	3,369,462	1,374,479
Common stock warrant	26,183,830	4,770,789
Common stock issuable upon conversion of Convertible Notes	40,588,672	51,529,036
Total	78,018,801	63,246,945

15. Subsequent Events

On May 4, 2022, Biora completed the divesture of its single-molecule detection platform. Under the terms of the agreement, Biora contributed all assets related to the single-molecule detection platform to newly-formed Enumera Molecular, Inc., which intends to develop and commercialize the platform. Biora received a minority ownership stake in the company in exchange for the assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021 included in our Annual Report on Form 10-K ("Annual Report"). Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Biora Therapeutics, Inc.

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

Overview

We are a biotechnology company developing oral biotherapeutics. Our drug-device combinations could enable new treatment approaches in two main areas:

•
Targeted delivery of therapeutics ("Targeted Therapeutics") to the site of disease in the gastrointestinal ("GI") tract, which are designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
Systemic delivery of biotherapeutics ("Oral Biotherapeutics"), which are designed to replace injections with needle-free, oral delivery technology.

We are also developing diagnostics devices to help characterize the GI tract and diagnose GI diseases, such as Small Intestine Bacterial Overgrowth through the development of innovative technologies that are designed to diagnose at the site of the disease. Using these platforms, we intend to develop therapeutics and diagnostic solutions for a broad range of disorders.

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

Strategic Transformation and Factors Affecting Our Performance

In June 2021, we announced a strategic transformation ("Strategic Transformation") pursuant to which we are refocusing our efforts on our robust research and development pipeline to better position the business for future growth. The Strategic Transformation includes the closure of our genetics laboratory in Ann Arbor, Michigan, the sale of Avero (together, our "Laboratory Operations"), a reduction in force and other cost-cutting measures and operational improvements.

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

In the second quarter of 2020, we added COVID-19 testing to our offering and began offering COVID-19 testing nationally in mid-November 2020. We are no longer performing COVID-19 testing following the shutdown of our Laboratory Operations.

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

Our business involves significant investment in research and development activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our Targeted Therapeutics and Oral Biotherapeutics product candidates and expand our pipeline of diagnostic device product candidates. The achievement of key development milestones is a key factor in evaluating our performance.

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

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of non-invasive prenatal tests ("NIPT"), genetic carrier screening, and pathology molecular testing. If our development efforts for our Targeted Therapeutics and Oral Biotherapeutics product candidates under development are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our precision medicine product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our Targeted Therapeutics and Oral Biotherapeutics product candidates.

Research and Development

Research and development expenses consist primarily of costs associated with developing new products, including our precision medicine product candidates. Research and development expenses also consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, benefits, consulting costs, and allocated overhead costs. Research and development costs are expensed as incurred.

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

Due to the impact of the COVID-19 pandemic, certain of our research and development activities have been delayed and may be further delayed. For more information on risks related to COVID-19, see "Risk Factors–The ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations."

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communication, advertising, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the California subpoena, the Colorado recoupment, the Ravgen lawsuit and IPO related litigation described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report are included.

Interest (Expense) Income, Net

Interest (expense) income, net is primarily attributable to borrowings under our Credit Agreement (as defined below), our mortgages payable, lease agreements and interest income earned from our cash and cash equivalents.

Gain on Warrant Liability

Gain on warrant liability consists of changes in the fair value of our liability-classified warrants to purchase common stock.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of changes in the fair value of our embedded derivative liability related to the Convertible Notes, and inducement loss on our Convertible Notes.

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

Results of Operations.

Comparison of Three Months Ended March 31, 2022 and 2021

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$107	$167
Operating expenses:
Research and development	6,558	11,673
Selling, general and administrative	13,457	19,958
Total operating expenses	20,015	31,631
Loss from operations	(19,908)	(31,464)
Interest (expense) income, net	(2,760)	(3,520)
Gain on warrant liability	8,989	2,650
Other (expense) income, net	(811)	14,873
Loss from continuing operations	(14,490)	(17,461)
Gain (loss) from discontinued operations	682	(14,803)
Net loss	$(13,808)	$(32,264)

Revenue

As a result of the classification of the Company's Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Research and Development Expenses

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$6,558	$11,673	$(5,115)	(43.8)%

The decrease in research and development expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees and the cost of supplies.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling, general and administrative	$13,457	$19,958	$(6,501)	(32.6)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, selling and marketing, and software costs, partially offset by an increase in business insurance costs related to our director and officer insurance premiums and equipment costs.

Interest (Expense) Income, Net

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest (expense) income, net	$2,760	$3,520	$(760)	(21.6)%

The decrease in interest (expense) income, net was due to a decrease in the balance of Convertible Notes due to conversions during 2021.

Gain on Warrant Liability

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain on warrant liability	$8,989	$2,650	$6,339	*

* The change is more than 100%

The increase in gain on warrant liability was due to the change in fair value of the warrant liability for warrants issued during 2021.

Other (Expense) Income, Net

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Other (expense) income, net	$(811)	$14,873	$(15,684)	*

* The change is more than 100%

The change in other (expense) income, net, was primarily due to a gain related to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes for the three months ended March 31, 2021 that did not reoccur in 2022.

Discontinued Operations

	Three Months Ended
	March 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) from discontinued operations	$682	$(14,803)	$15,485	*

* The change is more than 100%

The change in gain (loss) from discontinued operations was due to the closure of our Laboratory Operations during 2021. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including Convertible Notes.

As of March 31, 2022, we had $67.2 million of cash and cash equivalents and $126.7 million of outstanding Convertible Notes. Our accumulated deficit as of March 31, 2022, was $802.5 million. For the three months ended March 31, 2022, we had a net loss of $13.8 million and cash used in operations of $24.0 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs.

While we have greatly reduced our cash burn following the Strategic Transformation, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022, and will require additional capital to fund our operations. As a result, there is substantial doubt about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2022. We therefore intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Convertible Notes

In December 2020, in connection with a private offering of the convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our convertible notes ("Convertible Notes"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the three months ended March 31, 2022 and 2021, we recognized interest expense on the Convertible Notes of $2.4 million and $3.5 million, respectively.

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

The Convertible Notes have customary provision relating to the occurrence of Events of Default (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and assets of our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our subsidiaries with respect to indebtedness for borrowed money of at least $7,500,000; (vi) the rendering of certain judgments against us or any of our subsidiaries for the payment of at least $7,500,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. As of March 31, 2022, we were in compliance with all such covenants.

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

At-The-Market Sales Agreement and Offering

In November 2021, we entered into an At Market Issuance Sales Agreement ("Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the three months ended March 31, 2022, we received net proceeds of $3.6 million, after deducting commissions and other offering expenses, from the sale of 2,130,327 shares under the Sale Agreement. We sold such shares at a weighted average purchase price of $1.76 per share.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development expenses will continue to increase as we focus on developing innovative products, including our precision medicine product candidates, through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. We expect selling and marketing and general and administrative expenses to decrease as a result of the closure of our Laboratory Operations and the sale of Avero. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash used in operating activities	$(23,955)	$(48,564)
Cash used in investing activities	(342)	(463)
Cash provided by financing activities	3,134	22,227

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2022 was primarily attributable to a $13.8 million net loss, adjusted for a $0.7 million gain from discontinued operations and non-cash charges, primarily driven by a $9.0 million change in fair value related to the warrant liability, partially offset by $2.1 million of stock-based compensation expense and $0.5 million of fixed asset impairment. The net cash outflow from changes in operating assets and liabilities was attributable to a $3.7 million decrease in accrued expenses and other current liabilities and a $3.4 million decrease in accounts payable, partially offset by a $2.1 million increase in prepaid expenses and other current assets. Additionally, net cash provided by operating activities from discontinued operations contributed $1.3 million of inflows.

Net cash used in operating activities in the three months ended March 31, 2021 was primarily attributable to a $32.3 million net loss, adjusted for a $14.8 million loss from discontinued operations and non-cash charges, primarily driven by a $14.8 million change in the fair value of the derivative liability, $2.7 million change in the fair value of the warrant liability and $2.2 million of stock-based compensation expense. The net cash outflow from changes in operating assets and liabilities was primarily attributable to a $2.2 million decrease in accounts payable. Additionally, net cash used in operating activities from discontinued operations contributed $14.8 million of outflows.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was attributable to $0.3 million in purchases of property and equipment. Net cash used in investing for the three months ended March 31, 2021 was primarily attributable to $0.4 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2022 was primarily attributable to $3.6 million in net proceeds from the issuance of common stock, partially offset by $0.5 million in payments for insurance financing. Net cash provided by financing activities during the three months ended March 31, 2021 was primarily attributable to $11.6 million in net proceeds from the issuance of common stock, and $12.8 million in net proceeds from the issuance of common stock warrants, partially offset by $2.0 million in payments for insurance financing.

Other Contractual Obligations and Commitments

See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. There have been no other material changes from the contractual obligations and commitments disclosed in our Annual Report.

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

During the three months ended March 31, 2022, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Exchange Act and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Our management, with the participation and supervision of our Chief Executive Officer and our Chief Financial Officer, have evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of the end of the period covered by this Quarterly Report, our disclosure controls and procedures are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 10, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q, and our historical Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q for prior periods, for information on our historical and ongoing legal proceedings.

Colorado Recoupment

On July 21, 2021, we received a letter from the Colorado Department of Health Care Policy and Financing (the "Department"), informing us that, as a result of a post-payment review of Medicaid claims from October 2014 to June 2018, the Department is seeking recoupment for historical payments in an aggregate amount of approximately $5.7 million. In December 2021, we received additional correspondence informing us that the Department is seeking recoupment for an additional $3.3 million of historical payments from 2018.

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

OIG Inquiry

On October 16, 2019, we received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (the "TX OIG"), alleging that we did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. We submitted a written response to the inquiry on October 23, 2019. In October 2021, we received a letter from the TX OIG asking us to renew our engagement on the matter. We continue to cooperate with the TX OIG toward resolution of the matter. Although we believe that we hold and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company has an accrual for the estimated probable loss for this matter as of March 31, 2022.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. ("Ravgen"), filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734) asserting our infringement of two Ravgen patents based on our former NIPT testing business. The complaint seeks monetary damages and injunctive relief. We responded to the complaint on March 23, 2021.

We believe the claims in Ravgen’s complaint are without merit, and we are vigorously defending against them. On March 1, 2022, the court ordered a stay of the litigation pending resolution of patent validity challenges made against the two patents in inter partes review proceedings currently pending before the Patent Trial and Appeal Board of the United States Patent and Trademark Office.

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock (the "IPO"). Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On

December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, we moved to dismiss the first amended complaint. On September 1, 2021, the court granted our motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. It alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933, as amended (the "Securities Act") by failing to disclose that (i) we had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that we had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 we ended a supposedly improper marketing practice on which the competitiveness of our business depended; and (iv) we were suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. Together with the underwriters of the IPO, we moved to dismiss the second amended complaint on November 15, 2021, Lead Plaintiffs filed an opposition to the motion on January 14, 2022, and we filed our reply in support of the motion on February 22, 2022. We intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the Southern District of California, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Exchange Act. The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the outcome of the motion to dismiss in the above-described securities lawsuit. We intend to vigorously defend against these claims.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Quarterly Report on Form 10-Q, including “Management’s Discussion & Analysis” and the financial statements and related notes, before deciding to make an investment decision with respect to shares of our common stock. If any of the following risks actually occurs, our business, financial condition, operating results, reputation, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Quarterly Report on Form 10-Q may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In this “Risk Factors” section, unless the context requires otherwise, references to “we,” “us,” “our,” “Biora,” "Biora Therapeutics" or the “company” refer to Biora Therapeutics, Inc. and its subsidiaries.

Risk Factor Summary

•
Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business, such as our therapeutics pipeline. In addition, in June 2021, we announced a Strategic Transformation that involves certain cost realignment measures and in December 2021 we announced the sale of Avero. We may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.
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

Risks Related to Our Business and Industry

Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business, such as our therapeutics pipeline. In addition, in June 2021, we announced a Strategic Transformation that involves certain cost realignment measures and in December 2021 we announced the sale of Avero. We may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.

In November 2020, we approved a reduction in force that resulted in the termination of approximately 9.5% of our workforce. The reduction in force was a component of our broader efforts to materially reduce our research and development expenses by focusing on key milestones and to limit progression of other costs to track our top line performance.

In addition, on June 1, 2021, we announced a Strategic Transformation, which involves certain cost realignment measures including the discontinuation of the provision of commercial genetic laboratory-developed test services through our Ann Arbor, Michigan CLIA-certified laboratory and the termination of approximately 374 employees across the Company and Avero, which represented approximately 56% of our workforce. In December 2021, we sold our interests in Avero via an asset sale.

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

Our business and its operations, including but not limited to supply chain operations, research and development activities and capital raising activities, could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, in regions where we have business operations and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. While vaccines have shown a level of effectiveness against SARS CoV-2, variants have and may in the future cause resurgences of COVID cases, even in vaccinated individuals.

The effects of the COVID-19 pandemic have negatively impacted, and may further negatively impact, productivity and our preclinical and clinical programs and timelines, and may further disrupt our business in other ways, the magnitude of which will depend, in part, on future developments related to variants, levels of vaccination and effectiveness of various vaccines, and other limitations on our ability to conduct our business in the ordinary course. While many of the materials used in our research and development activities may be obtained from more than one supplier, port closures and other restrictions resulting from the COVID-19 pandemic or future pandemics may disrupt our supply chain or limit our ability to obtain sufficient materials to operate our business. To date, we are aware of certain suppliers for our research and development activities who have experienced operational delays directly related to the COVID-19 pandemic.

The spread of COVID-19, which has caused a broad impact globally, has affected and may further materially affect us economically. A future recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

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
•
refusal of the U.S. Food and Drug Administration (the "FDA"), to accept data from clinical trials in affected geographies; and
•
interruption or delays to our sourced discovery and clinical activities.

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

In connection with our Strategic Transformation, we have divested certain assets that do not align with our current operational plans and strategies, including the sale of certain laboratory assets and the divesture of Avero. We have explored the potential divestiture and/or out-license of other assets as well, including assets and intellectual property related to our Preecludia™ rule-out test for preeclampsia. It is possible that we will be unable to successfully divest and/or license these assets, and we may never recover any of the costs of our historical R&D investments.

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

We expect our future products, if approved, to face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. The larger competitors have substantially greater financial and human resources, as well as a much larger infrastructure than we do. For more information on our precision medicine competitors, see Part I, Item 1. “Business—Competition in Precision Medicine” in our Annual Report.

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

Effective execution of research and development activities and the timely introduction of new products and product candidates to the market are important elements of our business strategy. However, the development of new products and product candidates is complex, costly, and uncertain and requires us to, among other factors, accurately anticipate patients’, clinicians’, and payors’ needs, and emerging technology trends. For more information on our current research and development efforts, see Part I, Item 1. “Business—Our Research and Development Activities” in our Annual Report.

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

The research and development process in our industries generally requires a significant amount of time from the research and design stage through commercialization. The launch of such new products requires the completion of certain clinical development and/or assay validations in a commercial laboratory. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals and will not be able to complete clinical development for any planned product in a timely manner. Such development and/or validation failures could prevent or significantly delay our ability to obtain FDA clearance or approval as may be necessary or desired or launch any of our planned products and product candidates. At times, it may be necessary for us to abandon a product in which we have invested substantial resources. Without the timely introduction of new product candidates, our future products may become obsolete over time and our competitors may develop products that are more competitive, in which case our business, operating results, and financial condition will be harmed.

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
•
our ability to attract and retain key personnel with the appropriate expertise and experience to potentially develop our product candidates; and
•
the ability of third-party manufacturers to manufacture our product candidates in accordance with current good manufacturing practices ("cGMP"), for the conduct of clinical trials and, if approved or cleared, for successful commercialization.

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

Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as the Good Clinical Practice ("GCP"), requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, enforcement action, adverse publicity, and civil and criminal sanctions.

The initiation and completion of any clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in initiation or completion of our clinical trials for a number of reasons, which could adversely affect the costs, timing, or success of our clinical trials, including related to the following:

•
we may be required to submit an investigational device exemption ("IDE"), application to the FDA with respect to our medical device product candidates, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;
•
regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•
regulators and/or institutional review boards "(IRBs"), or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
•
we may not reach agreement on acceptable terms with prospective contract research organizations ("CROs"), and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
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

As of March 31, 2022, we had approximately $126.7 million of Convertible Notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the manner in which we collect, use, access, disclose, transmit and store protected health information ("PHI"), is subject to the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), and the health data privacy, security and breach notification regulations issued pursuant to these statutes.

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

HIPAA further requires covered entities to notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to an unauthorized access, use or disclosure. If a breach affects 500 patients or more, covered entities must report it to the U.S. Department of Health and Human Services ("HHS"), and local media without unreasonable delay (and in no case later than 60 days after discovery of the breach), and HHS will post the name of the entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, California enacted the California Consumer Privacy Act ("CCPA"), on June 28, 2018, which went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

To execute our business plan, we must attract and retain highly qualified personnel. Competition for qualified personnel is intense, especially for personnel in our industry and especially in the areas where our facilities are located. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining employees with appropriate qualifications. Many of the companies with which we compete for experienced personnel have greater resources than we have. If we hire employees from competitors or other companies, their former employers may attempt to assert that these employees have breached their legal obligations to their former employees, resulting in a diversion of our time and resources. In addition, job candidates and existing employees often consider the value of the stock awards they receive in connection with their employment. If the perceived value of our stock awards declines, it may adversely affect our ability to attract and retain highly skilled employees. If we fail to attract new personnel or fail to retain and motivate our current personnel, our business, operating results, and financial condition could be adversely affected.

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

Moreover, we expect that certain of our precision medicine product candidates, including PGN-600, PGN-001, PGN-300, and PGN-OB2, are drug/device combination products that will be regulated under the drug and biological product regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act"), and Public Health Service Act (the "PHSA"), based on their primary modes of action as drugs and biologics. Third-party manufacturers may not be able to comply with cGMP regulations, applicable to drug/device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the Quality System Regulation ("QSR"), or similar regulatory requirements outside the United States.

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

Even if we are able to successfully develop biologics in the future, the Biologics Price Competition and Innovation Act ("BPCIA"), created a framework for the approval of biosimilars in the United States that could allow competitors to reference data from any future biologic products for which we receive marketing approvals and otherwise increase the risk that any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the original biologic was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full Biologics License Application ("BLA"), for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA is complex and is still being interpreted and implemented by the FDA. As a result, the law’s ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates.

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

In the future, we may develop pharmaceutical product candidates using our precision medicine platform that require FDA approval of a New Drug Application ("NDA"), or a BLA before marketing or sale in the United States. In the NDA or BLA process, we, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for a defined indication before they can be approved for commercial distribution. The FDA or foreign regulatory authorities may disagree with our clinical trial designs and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity, and novelty of the product candidate, and involve the expenditure of substantial resources for research, development, and testing. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, may lead to increased uncertainty regarding the approvability of new drugs.

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, the FDA may recommend advisory committee meetings for certain new molecular entities, and if warranted, require a Risk Evaluation and Mitigation Strategy ("REMS"), to assure that a drug’s benefits outweigh its risks. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

U.S. and foreign governments continue to review, reform and modify tax laws. Changes in tax laws and regulations could result in material changes to the domestic and foreign taxes that we are required to provide for and pay. In addition, we are subject to regular audits with respect to our various tax returns and processes in the jurisdictions in which we operate. Errors or omissions in tax returns, process failures, or differences in interpretation of tax laws by tax authorities and us may lead to litigation, payments of additional taxes, penalties, and interest. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA"), was passed into law. The TCJA has given rise to significant one-time and ongoing changes, including but not limited to a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, limitations on interest expense deductions, the immediate expensing of certain capital expenditures, the adoption of elements of a partially territorial tax system, new anti-base erosion provisions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable tax laws and regulations, or their interpretation and application, could have a material and adverse effect on our business, operating results, and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2021, we had net operating loss ("NOL") carryforwards of approximately $458.2 million for federal income tax purposes, and $221.7 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring in 2028. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income. On March 27, 2020, Congress enacted the Coronavirus Aid, Relief and Economic Security Act, known as the CARES Act, which provides some relief from the limitations on the utilization of NOLs and certain other tax attributes described above. During the three months ended March 31, 2020, we recorded a discrete tax benefit of $37.7 million related to the NOL carryback provisions available under the CARES Act for taxes paid in years 2013, 2014, 2015, and 2017, which we refer to as the CARES Act Tax Benefit. We agreed to pay 65% of any tax refund received in excess of $5.0 million in a single year, along with other civil settlements, damages awards, and tax refunds, to accelerate payments to the government in connection with our government settlement. During the year ended December 31, 2020, we received a tax refund of $37.7 million related to the NOL carryback provisions available under the CARES Act. For the year ended December 31, 2020, we had paid a total of $37.0 million to the government in connection with our government settlements. We did not receive any tax refunds during the year ended December 31, 2021.

Reimbursement Risks Related to Our Historical Testing Business

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding current recoupment requests). We continue to receive recoupment requests and we expect these disputes and requests for recoupment to continue for a period of time in the future. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Reimbursement—Commercial Third-Party Payors” in our Annual Report. Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the "ACA"), enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the OIG’s healthcare enforcement authorities, and would be a potential violation of our obligations under our Corporate Integrity Agreement to report substantial overpayments to the OIG. Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

If a third-party payor successfully challenges that payment to us for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup payment, which amounts could be significant and would impact our operating results and financial condition. We may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, we have negotiated and settled these types of claims with third-party payors. We may be required to resolve further disputes in the future. For example, on November 16, 2020, we received a letter from Anthem informing us that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for our NIPT and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for our Preparent expanded carrier screening tests. We can provide no assurance that we will not receive similar claims for recoupment from other third-party payors in the future. For more information on this claim, see Part I, Item 1. “Business—Reimbursement—Payor Dispute” in our Annual Report. Any of these outcomes, including recoupment or reimbursements, might also require us to restate our financials from a prior period, any of which could have a material and adverse effect on our business, operating results, and financial condition.

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
•
the Eliminating Kickbacks in Recovery Act of 2018 ("EKRA"), which, among other things, prohibits knowingly or willfully paying, offering to pay, soliciting or receiving any remuneration (including any kickback, bribe, or rebate), whether directly or indirectly, overtly or covertly, in cash or in kind, to induce a referral of an individual to a recovery home, clinical treatment facility, or laboratory, or in exchange for an individual using the services of that recovery home, clinical treatment facility, or laboratory; violation of EKRA may result in significant fines and imprisonment of up to 10 years for each occurrence;
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

For example, in April 2018, we received a civil investigative demand from an AUSA for the Southern District of New York ("SDNY"), and a HIPAA subpoena issued by an AUSA for the Southern District of California ("SDCA"). In May 2018, we received a subpoena from the State of New York Medicaid Fraud Control Unit. The civil and criminal investigations related to discontinued legacy billing practices for our NIPT and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients and the civil investigations also involved inquiries about our laboratory licenses, our enrollment in state Medicaid programs, and the laboratories that performed testing for us.

On July 21, 2020, July 23, 2020, and October 1, 2020, we entered into agreements with certain governmental agencies and the 45 states participating in the settlement (the "State AGs"), to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal, investigations regarding our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients. Specifically, we entered into:

•
a civil settlement agreement, effective July 23, 2020, with the DOJ through SDNY, and on behalf of the OIG and with the relator named therein (the "SDNY Civil Settlement Agreement");
•
a civil settlement agreement, effective July 23, 2020, with the DOJ through SDCA, and on behalf of the Defense Health Agency, the Tricare Program and the Office of Personnel Management, which administers the Federal Employees Health Benefits Program (the "SDCA Civil Settlement Agreement");
•
a non-prosecution agreement, effective July 21, 2020, with SDCA (the "Non-Prosecution Agreement"), in resolution of all criminal allegations (which agreement has since expired);
•
a corporate integrity agreement, effective July 21, 2020, with the OIG (the "Corporate Integrity Agreement"); and
•
civil settlement agreements, effective October 1, 2020, with the State AGs.

The terms of these agreements require that we pay $49.0 million in the aggregate plus applicable interest. As of December 31, 2021, we have paid approximately $41.9 million towards this amount. We will pay the remaining portion of the settlement over an approximately two-year period, structured as follows: approximately $6.9 million in December 2022; and approximately $0.2 million in December 2023. For additional information regarding these agreements, please see Part I, Item 3. “Legal Proceedings—Federal Investigations” in our Annual Report.

Our inability to obtain, on a timely basis or at all, any necessary marketing authorizations for new device products or improvements could adversely affect our future product commercialization and operating results.

Our product candidates are expected to be subject to regulation by the FDA, and numerous other federal and state governmental authorities. The process of obtaining regulatory approvals or clearances to market a medical device, particularly from the FDA and regulatory authorities outside the United States, can be costly and time-consuming, and approvals or clearances might not be granted for future products on a timely basis, if at all. To ensure ongoing customer safety, regulatory agencies such as the FDA may re-evaluate their current approval or clearance processes and may impose additional requirements. In addition, the FDA and other regulatory authorities may impose increased or enhanced regulatory inspections for domestic or foreign facilities involved in the manufacture of medical devices.

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

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our precision medicine platform, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Part I, Item 3. “Legal Proceedings” in our Annual Report. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

We and our commercial partners and contract manufacturers are subject to significant regulation with respect to manufacturing medical devices and therapeutic products. The manufacturing facilities on which we rely may not continue to meet regulatory requirements or may not be able to meet supply demands.

Entities involved in the preparation of medical devices and/or therapeutic products for clinical studies or commercial sale, including our manufacturers for the therapeutic products that we may develop, are subject to extensive regulation. Components of a finished medical device or therapeutic product approved for commercial sale or used in late-stage clinical studies must be manufactured in accordance with cGMP and/or QSR requirements. These regulations govern manufacturing processes and procedures (including record keeping) and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates that may not be detectable in final product testing. We, our collaboration partners or our contract manufacturers must supply all necessary documentation in support of an NDA, a BLA, a PMA, a 510(k) application, a request for de novo classification, or a Marketing Authorization Application ("MAA"), on a timely basis and must adhere to cGMP regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our contract manufacturers may have never produced a commercially approved pharmaceutical product and therefore have not been subject to the review of the FDA and other regulators. The facilities and quality systems of some or all of our collaboration partners and third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our drug and biologic product candidates and may be subject to inspection in connection with a MAA for any of our other potential product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee our contract manufacturers, we cannot control the manufacturing process of, and are completely dependent on, such contract manufacturing partners for compliance with these regulatory requirements. If these facilities do not pass a pre-approval plant inspection, marketing authorizations for the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Part I, Item 3. “Legal Proceedings—Ravgen Lawsuit” in our Annual Report for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our laboratory developed test business, which is no longer in operation.

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

In the recent past, the securities of several companies have increasingly experienced significant and extreme volatility in stock price due to short sellers of shares of their stock and buy-and-hold decisions of other investors, resulting in what is sometimes described as a “short squeeze.” Short squeezes have caused extreme volatility in the stock prices of those companies and in the market and have led to the price per share of some of those companies to trade at a significantly inflated rate that is disconnected from the underlying value of the company. Sharp rises in a company’s stock price may force traders in a short position to buy the stock to avoid even greater losses. Investors who purchase shares in those companies at an inflated rate face the risk of losing a significant portion of their original investment as the price per share has declined steadily as interest in those stocks have abated. Market activity suggests that we have been the target of a short squeeze, and this could occur again at any time, and stockholders may lose a significant portion or all of their investment if they purchase our shares at a rate that is significantly disconnected from our underlying value.

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

Noteholders may require us to repurchase their Convertible Notes following a “fundamental change” (which is defined in the Indenture governing the Convertible Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, noteholders that convert their Convertible Notes before December 1, 2022 will, in certain circumstances, be entitled to an additional cash payment representing the present value of any remaining interest payments on the Convertible Notes through December 1, 2022. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the Convertible Notes is limited by the listing standards of The Nasdaq Global Market ("Nasdaq"). We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay these cash amounts upon their conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay these cash amounts upon their conversion. Our failure to repurchase Convertible Notes when required or pay these cash amounts upon their conversion will constitute a default under the Indenture governing the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

As of March 31, 2022, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Provisions in our certificate of incorporation and bylaws and Delaware law might discourage, delay or prevent a change in control of our company or changes in our management and, therefore, depress the market price of our common stock.

Our eighth amended and restated certificate of incorporation, as amended, and our second amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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
•
provide the board of directors with sole authorization to establish the number of directors and fill director vacancies; and
•
provide that the board of directors is expressly authorized to make, alter, or repeal our second amended and restated bylaws.

In addition, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control of our company. Section 203 imposes certain restrictions on mergers, business combinations and other transactions between us and holders of 15% or more of our common stock.

Our certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our eighth amended and restated certificate of incorporation, as amended to date, provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or any director, officer or other employee arising pursuant to the Delaware General Corporation Law, (4) any action to interpret, apply, enforce or determine the validity of our eighth amended and restated certificate of incorporation, as amended to date, or our second amended and restated bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our eighth amended and restated certificate of incorporation, as amended to date, provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our eighth amended and restated certificate of incorporation, as amended to date, and our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1*	Certificate of Amendment of the Eighth Amended and Restated Certificate of Incorporation of the Company, effective April 26, 2022

3.2*	Second Amended & Restated Bylaws of Biora Therapeutics, Inc.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 10, 2022	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)