Form 10-Q
period 2022-06-30
BIORA THERAPEUTICS, INC.
filed 2022-08-15
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

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

N/A

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

As of August 1, 2022, the registrant had 186,623,605 shares of common stock, par value $0.001 per share, outstanding.

Biora Therapeutics, Inc.

TRADEMARKS AND CERTAIN TERMS

In this Quarterly Report on Form 10-Q, “Biora,” “Biora Therapeutics,” the “Company,” “we,” “us” and “our” refer to Biora Therapeutics, Inc., and our wholly-owned subsidiaries on a consolidated basis, unless the context otherwise provides.

Biora Therapeutics™ is a trademark of Biora Therapeutics, Inc. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$48,506	$88,397
Accounts receivable, net	—	653
Income tax receivable	817	—
Prepaid expenses and other current assets	8,675	7,232
Current assets of disposal group held for sale	2,147	2,147
Total current assets	60,145	98,429
Property and equipment, net	2,454	4,012
Right-of-use assets	2,203	—
Other assets	6,227	326
Goodwill	6,072	6,072
Total assets	$77,101	$108,839
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,315	$8,709
Accrued expenses and other current liabilities	30,940	34,157
Warrant liability	5,329	18,731
Current portion of capital lease obligations	—	12
Total current liabilities	40,584	61,609
Convertible notes, net of unamortized discount of $5,639 and $6,333 as of June 30, 2022 and December 31, 2021, respectively	127,086	126,392
Other long-term liabilities	5,537	5,814
Total liabilities	$173,207	$193,815
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of June 30, 2022 and December 31, 2021; 190,322,688 and 185,736,890 shares issued as of June 30, 2022 and December 31, 2021, respectively; 186,289,978 and 181,872,676 shares outstanding as of June 30, 2022 and December 31, 2021, respectively	150	146
Additional paid-in capital	730,833	722,646
Accumulated deficit	(808,007)	(788,686)
Treasury stock – at cost; 4,032,710 and 3,864,214 shares of common stock as of June 30, 2022 and December 31, 2021, respectively	(19,082)	(19,082)
Total stockholders' deficit	(96,106)	(84,976)
Total liabilities and stockholders' deficit	$77,101	$108,839

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$104	$463	$211	$630
Operating expenses:
Research and development	5,904	13,401	12,462	25,074
Selling, general and administrative	8,410	22,715	21,867	42,673
Total operating expenses	14,314	36,116	34,329	67,747
Loss from operations	(14,210)	(35,653)	(34,118)	(67,117)
Interest expense, net	(2,772)	(3,502)	(5,532)	(7,022)
Gain (loss) on warrant liability	4,413	(5,146)	13,402	(2,496)
Other income, net	5,735	2,901	4,924	17,774
Loss before income taxes	(6,834)	(41,400)	(21,324)	(58,861)
Income tax benefit	(837)	—	(837)	—
Loss from continuing operations	(5,997)	(41,400)	(20,487)	(58,861)
Gain (loss) from discontinued operations	484	(37,131)	1,166	(51,934)
Net loss	(5,513)	(78,531)	(19,321)	(110,795)

Net loss per share from continuing operations, basic and diluted	$(0.03)	$(0.65)	$(0.11)	$(0.97)
Net (loss) gain per share from discontinued operations, basic and diluted	$—	$(0.58)	$0.01	$(0.85)
Net loss per share, basic and diluted	$(0.03)	$(1.23)	$(0.10)	$(1.82)
Weighted average shares outstanding, basic and diluted	184,371,626	63,942,298	183,789,876	60,770,246

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	185,736,890	$146	$722,646	$(788,686)	(3,864,214)	$(19,082)	$(84,976)
Issuance of common stock, net	2,130,327	2	3,624	—	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	288,003	—	(80)	—	(93,076)	—	(80)
Stock-based compensation expense	—	—	2,053	—	—	—	2,053
Net loss	—	—	—	(13,808)	—	—	(13,808)
Balance at March 31, 2022	188,155,220	$148	$728,243	$(802,494)	(3,957,290)	$(19,082)	$(93,185)
Issuance of common stock, net	1,725,723	2	1,166	—	—	—	1,168
Issuance of common stock under employee stock purchase plan	125,059	—	89	—	—	—	89
Issuance of common stock upon vesting of restricted stock unit awards	316,686	—	(111)	—	(75,420)	—	(111)
Stock-based compensation expense	—	—	1,446	—	—	—	1,446
Net loss	—	—	—	(5,513)	—	—	(5,513)
Balance at June 30, 2022	190,322,688	$150	$730,833	$(808,007)	(4,032,710)	$(19,082)	$(96,106)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	59,287,331	$59	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	4,370,629	4	11,258	—	—	—	11,262
Exercise of common stock options	71,284	—	88	—	—	—	88
Issuance of common stock upon vesting of restricted stock units	174,730	—	(228)	—	(48,581)	(1)	(229)
Stock-based compensation expense	—	—	2,630	—	—	—	2,630
Net loss	—	—	—	(32,264)	—	—	(32,264)
Balance at March 31, 2021	63,903,974	$63	$466,740	$(573,538)	(3,563,609)	$(18,772)	$(125,507)
Issuance of common stock, net	15,694,332	16	11,991	—	—	—	12,007
Issuance of common stock upon exercise of options	25,498	—	26	—	(5,050)	(6)	20
Issuance of common stock under employee stock purchase plan	254,832	1	560	—	—	—	561
Issuance of common stock upon vesting of restricted stock unit awards	237,388	—	(251)	—	(79,442)	—	(251)
Issuance of stock purchase warrant	—	—	41,926	—	—	—	41,926
Issuance of common stock upon conversion of debt, net	611,616	1	2,068	—	—	—	2,069
Issuance of common stock upon conversion of interest, net	1,268,116	1	3,626	—	—	—	3,627
Stock-based compensation expense	—	—	4,470	—	—	—	4,470
Net loss	—	—	—	(78,531)	—	—	(78,531)
Balance at June 30, 2021	81,995,756	$82	$531,156	$(652,069)	(3,648,101)	$(18,778)	$(139,609)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities:
Net loss	$(19,321)	$(110,795)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	(1,166)	51,934
Non-cash revenue reserve	201	172
Depreciation and amortization	547	965
Stock-based compensation expense	3,499	5,625
Loss on extinguishment of convertible notes	—	242
Amortization of debt discount and non-cash interest	694	4,753
Loss on disposal of property and equipment	320	—
Impairment of property and equipment	545	—
Gain on investment in Enumera Molecular, Inc.	(5,731)	—
Change in fair value of derivative liability	—	(17,977)
Change in fair value of warrant liability	(13,402)	2,496
Changes in operating assets and liabilities:
Income tax receivable	(817)	—
Prepaid expenses and other current assets	(904)	(4,888)
Other assets	—	22
Accounts payable	(4,434)	1,683
Accrued expenses and other liabilities	(4,486)	7,041
Other long-term liabilities	(958)	6,591
Net cash used in operating activities - continuing operations	(45,413)	(52,136)
Net cash provided by (used in) operating activities - discontinued operations	1,819	(32,114)
Net cash used in operating activities	(43,594)	(84,250)
Investing Activities:
Purchases of property and equipment	(556)	(853)
Net cash used in investing activities - continuing operations	(556)	(853)
Net cash used in investing activities - discontinued operations	—	(168)
Net cash used in investing activities	(556)	(1,021)
Financing Activities:
Proceeds from issuance of common stock, net	4,794	23,377
Proceeds from issuance of common stock warrants	—	39,430
Proceeds from issuance of common stock under employee stock purchase plan	89	—
Payment of deferred offering costs	—	(50)
Payments for financing of insurance premiums	(612)	(2,680)
Principal payments on mortgages payable	—	(35)
Principal payments on capital lease obligations	(12)	(179)
Net cash provided by financing activities - continuing operations	4,259	59,863
Net cash used in financing activities - discontinued operations	—	(121)
Net cash provided by financing activities	4,259	59,742
Net decrease in cash and cash equivalents	(39,891)	(25,529)
Cash and cash equivalents at beginning of period	88,397	91,520
Cash and cash equivalents at end of period	$48,506	$65,991

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,811	$3,068
Cash paid for income taxes	17	46

Supplemental schedule of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	2,922	—
Investment in Enumera Molecular, Inc. in exchange for assets	6,000	—
Purchases of property and equipment in accounts payable	40	135
Conversion of convertible note	—	2,069
Issuance of common stock upon conversion of interest	—	3,627
Equity offering costs incurred but not paid	—	2,150
Debt offering costs incurred but not paid	—	62

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Biora Therapeutics, Inc. (the “Company” or “Biora” or "Biora Therapeutics"), formerly known as Progenity, Inc. (“Progenity”), a Delaware corporation, commenced operations in 2010 with its corporate office located in San Diego, California. Progenity’s historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory located in Michigan specializing in molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, Progenity's core business was focused on carrier screening and noninvasive prenatal test market, targeting preconception planning, and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, the Company’s operations also included anatomic and molecular pathology testing products in the United States.

In order to refocus efforts and resources on its research and development pipeline, in June 2021, Progenity announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics laboratory in Ann Arbor, Michigan, and in December 2021, Progenity sold Avero, together referred to as the Laboratory Operations. The Company has excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations. See Note 4 for additional information on the Laboratory Operations.

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

Biora Therapeutics is a biotechnology company developing oral biotherapeutics. The Company's drug-device combinations could enable new treatment approaches in the delivery of therapeutics in two main areas:

•
Targeted delivery of therapeutics ("Targeted Therapeutics") to the site of disease in the gastrointestinal ("GI") tract, designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
Systemic delivery of biotherapeutics ("Systemic Therapeutics"), designed to replace injections with needle-free, oral delivery technology.

The Company is also developing diagnostics devices to help characterize the GI tract and diagnose GI diseases, such as Small Intestine Bacterial Overgrowth, through the development of innovative technologies that are designed to diagnose at the site of the disease. Using these platforms, the Company intends to develop therapeutics and diagnostic solutions for a broad range of disorders.

Liquidity

As of June 30, 2022, the Company had cash and cash equivalents of $48.5 million and an accumulated deficit of $808.0 million. For the six months ended June 30, 2022, the Company reported a net loss of $19.3 million and cash used in operating activities of $43.6 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of June 30, 2022, the Company had $127.1 million of convertible senior notes ("Convertible Notes") outstanding (see Note 8). As a result of the Strategic Transformation, management believes that future operating expenses will be reduced. However, as the Strategic Transformation was announced in June of 2021 and the Company completed the sale of Avero in December of 2021, the Company has not eliminated the risks surrounding its ability to fund operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2022, without relying on additional funding. As a result, there is substantial doubt about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2022.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position as of the date of this filing provides sufficient runway to achieve important research and development pipeline milestones. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios, or divestitures of the Company's assets. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the Securities and Exchange Commission, (“SEC”), from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2021. Certain amounts in prior periods have been reclassified to reflect the impact of the discontinued operations treatment of the Laboratory Operations in order to conform to the current period presentation.

The condensed consolidated financial statements include the accounts of Biora Therapeutics, Inc., its wholly-owned subsidiaries, and, for the three and six months ended June 30, 2021, an affiliated professional partnership with Avero with respect to which the Company had a specific management arrangement (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

Financial Statement Presentation Change

In order to more closely align with the Company’s business, and to better serve financial statement users, the Company has combined selling and marketing expenses with general and administrative expenses into a single selling, general and administrative expense line item. The Company's previous marketing expenses were associated with our discontinued Laboratory Operations and the Company no longer incurs these costs. Prior period amounts have been reclassified to conform to the current presentation.

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

Investments

The Company accounts for investments in equity securities without a readily determinable fair value at cost, minus impairment. If the Company identifies observable price changes in orderly transactions for an identical or a similar investment of the same issuer, the Company will measure the equity security at fair value as of the date that the observable transaction occurred in accordance with ASC Topic 321, Investments-Equity Securities.

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

Payor Concentration

The Company historically relied upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. As a result of the Strategic Transformation, all revenue from Laboratory Operations has been classified as discontinued operations and there were no significant concentrations as of June 30, 2022. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances as of December 31, 2021 and of revenues for the three and six months ended June 30, 2021 are as follows:

Percentage of Accounts Receivable
December 31, 2021
Blue Shield of Texas	4.0%
Government Health Benefits Programs	55.8%
United Healthcare	7.2%

	Percentage of Revenue (1)
	Three Months Ended	Six Months Ended
	June 30, 2021
Blue Shield of Texas	24.9%	23.7%
Government Health Benefits Programs	25.2%	24.2%
Aetna	7.0%	7.4%
United Healthcare	7.1%	6.9%
Anthem	5.3%	3.2%

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

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company adopted the provisions of this guidance on January 1, 2022, using the effective date method. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $2.2 million and $2.2 million, respectively, on January 1, 2022. The difference between the right-of-use assets and lease liabilities is attributed to the elimination of deferred rent and prepaid rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption. The Company elected to use the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

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

Through the management services arrangement with Avero, the Company had (1) the power to direct the activities of Avero that most significantly impact its economic performance, and (2) the obligation to absorb losses of Avero or the right to receive benefits from Avero that could potentially be significant to Avero. Based on these determinations, the Company determined that Avero was a variable interest entity ("VIE") and that the Company was the primary beneficiary. The Company did not own any equity interest in Avero; however, as these agreements provide the Company the controlling financial interest in Avero, the Company consolidated Avero’s balances and activities within its consolidated financial statements.

4. Strategic Transformation

Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the remaining assets have been reported as assets held for sale in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$759	$18,242	$2,027	$42,601
Cost of sales	—	26,233	—	48,466
Gross profit (loss)	759	(7,991)	2,027	(5,865)
Operating expenses:
Research and development	—	1,590	—	1,590
Selling and marketing	—	20,127	—	32,917
General and administrative	275	7,413	861	11,533
Total operating expenses	275	29,130	861	46,040
Other expense, net	—	(10)	—	(29)
Loss from discontinued operations before income taxes	484	(37,131)	1,166	(51,934)
Income tax benefit	—	—	—	—
Net gain (loss) from discontinued operations	$484	$(37,131)	$1,166	$(51,934)

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of June 30, 2022 and December 31, 2021 (in thousands):

	June 30, 2022	December 31, 2021

Current assets of disposal group held for sale
Property and equipment, net	2,147	2,147
Total current assets of disposal group held for sale (1)	$2,147	$2,147

(1) The remaining assets of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at June 30, 2022 and December 31, 2021, because they are expected to be sold within one year.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company performed a VIE analysis and concluded Enumera does not meet the definition of a VIE. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2022. The Company recognized a gain of $5.7 million on the investment during the three months ended June 30, 2022, included in other income, net on the condensed consolidated statements of operations, and there was no impairment recorded.

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

Once the Company satisfied its performance obligations upon delivery of a test result and billed for the product, the timing of the collection of payments may vary based on the payment practices of the third-party payor. The Company billed patients directly for co-pays and deductibles that they are responsible for and also billed patients directly in cases where the customer did not have insurance. All of the historical test revenue is part of the Laboratory Operations and has been included in discontinued operations in the condensed consolidated statements of operations.

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

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.5 million and $1.9 million of revenue reported for the three and six months ended June 30, 2022, respectively, and an additional $0.8 million and $3.0 million of revenue reported for the three and six months ended June 30, 2021, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 10.

Disaggregation of Revenues

As a result of the classification of Laboratory Operations to discontinued operations, the Company is only showing disaggregation for prior year. The Company's current revenue is related to license and collaboration agreements. The following tables show revenues disaggregated by payor type and revenue classification (in thousands):

	Three Months Ended	Six Months Ended
Payor	June 30, 2021
Commercial third-party payors	$13,044	$29,495
Government health benefit programs(1)	4,725	10,450
Patient/laboratory distribution partners	936	3,286
Total revenues	$18,705	$43,231

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three and six months ended June 30, 2021. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

	Three Months Ended June 30,		Six Months Ended June 30,
Classification	2022	2021	2022	2021
Revenue from continuing operations	$104	$463	$211	$630
Revenue from discontinued operations	759	18,242	2,027	42,601
Total revenues	$863	$18,705	$2,238	$43,231

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$7,615	$6,123
Other current assets	1,060	1,109
Total	$8,675	$7,232

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Computers and software	$3,533	$5,004
Building and leasehold improvements	755	437
Laboratory equipment	1,568	2,688
Furniture, fixtures, and office equipment	1,310	1,142
Construction in progress	88	16
Land	346	346
Total property and equipment	7,600	9,633
Less accumulated depreciation and amortization	(5,146)	(5,621)
Property and equipment, net	$2,454	$4,012

Depreciation expense included in continuing operations was $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively, and $0.5 million and $1.0 million for the three and six months ended June 30, 2021, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Investment in Enumera	$6,000	$—
Other	227	326
Total	$6,227	$326

Intangible Assets, Net

All intangible assets were included as part of the sale of Avero in December 2021 (see Note 4) and there was no amortization expense for the three and six months ended June 30, 2022. Amortization expense was $0.2 million and $0.5 million for the three and six months ended June 30, 2021, respectively, and is included in discontinued operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, current (1)	$17,961	$18,127
Commissions and bonuses	1,195	3,883
Vacation and payroll benefits	3,908	6,894
Accrued professional services	260	652
Accrued interest	846	802
Lease liabilities, current	1,468	—
Insurance financing	3,165	489
Contract liabilities	89	301
Other (2)	2,048	3,009
Total	$30,940	$34,157

(1) All of the Company's revenues related to Laboratory Operations have been discontinued; amounts related to the revenue reserve generated from the Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company will be responsible for that cannot be terminated; as there is no future benefit to the Company, they were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, net of current portion (1)	$192	$192
Lease liabilities, net of current portion	680	—
Other (2)	4,665	5,622
Total	$5,537	$5,814

(1) All of the Company's revenues related to Laboratory Operations have been discontinued; amounts related to the revenue reserve generated from the Laboratory Operations remain on the balance sheet.

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

There were no significant transfers between these fair value measurement classifications during the six months ended June 30, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s Convertible Notes (see Note 8) and the warrant liability resulting from the August 2021 issuance of warrants (see Note 11). The Convertible Notes conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3. As of both June 30, 2022 and December 31, 2021, the fair value of the embedded derivative liability was zero.

The Company uses the Black-Scholes Model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liability includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At June 30, 2022, the fair value of the warrant liability was estimated using the Black-Scholes Model with the following inputs and assumptions:

June 30, 2022
Risk-free interest rate	3.01%
Expected volatility	103.6%
Stock price	$0.70
Expected life (years)	4.1

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
June 30, 2022
Money market funds (1)	$48,202	$—	$—
Warrant liability	$—	$—	$5,329

December 31, 2021
Money market funds (1)	$85,866	$—	$—
Warrant liability	$—	$—	$18,731

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $127.1 million and $126.4 million at June 30, 2022 and December 31, 2021, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $84.2 million and $86.6 million as of June 30, 2022 and December 31, 2021, respectively.

8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the Convertible Notes of $2.4 million and $4.8 million during the three and six months ended June 30, 2022, respectively, and $3.1 million and $6.2 million during the three and six months ended June 30, 2021, respectively.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of both June 30, 2022 and December 31, 2021, the Company was in compliance with all such covenants.

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

As of both June 30, 2022 and December 31, 2021, the fair value of the derivative liability was zero. The prior year change in fair value of the derivative liability of $18.0 million is included in other income, net in the condensed consolidated statement of operations for the six months ended June 30, 2021. As of June 30, 2022 and December 31, 2021, the unamortized debt discount was $5.6 million and $6.3 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. The amortization of the Convertible Notes debt discount was $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and $0.4 million and $0.8 million for the three and six months ended June 30, 2021, respectively, and was included in interest income (expense), net in the condensed consolidated statements of operations.

9. Related Party Transactions

As of June 30, 2022 and December 31, 2021, a private equity firm held 22,394,074 shares, or 11.8%, and 28,935,134 shares, or 15.6%, respectively, of the Company's common stock outstanding and warrants to purchase up to 8,097,166 shares of common stock at an exercise price of $2.84. This private equity firm also holds $103.5 million aggregate principal amount of Convertible Notes as of both June 30, 2022 and December 31, 2021 (see Note 8). As of June 30, 2022 and December 31, 2021, the accrued interest expense related to the Convertible Notes held by this private equity firm was $0.6 million and $0.6 million, respectively.

10. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. On January 1, 2022, the Company adopted ASC Topic 842, Leases. Results for reporting periods beginning after January 1, 2022 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance. The right-of-use assets were $2.2 million as of June 30, 2022 and lease liabilities are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet and were $1.5 million and $0.7 million, respectively, as of June 30, 2022.

Operating lease costs were $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and cash paid for operating leases was $0.4 million for the six months ended June 30, 2022. The weighted-average discount rate used was 7.8% and the weighted-average remaining lease term for all operating leases was 2.20 years. Rent expense included in continuing operations for operating leases was $1.7 million and $3.1 million for the three and six months ended June 30, 2021, respectively.

As of June 30, 2022, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2022	$729
2023	965
2024	235
2025	209
2026 and thereafter	233
Total minimum lease payments	2,371
Less: interest	(223)
Present value of lease liabilities	$2,148

As of December 31, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2022	$2,141
2023	1,086
2024	237
2025	208
2026 and thereafter	251
Total future minimum lease payments	$3,923

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. The Company did not make any payments during the six months ended June 30, 2022 and 2021. As of both June 30, 2022 and December 31, 2021, the Company’s accrual consists of $6.9 million in accrued expenses and other current liabilities and $0.2 million in other long-term liabilities.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the six months ended June 30, 2022 and 2021.

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

Corporate Integrity Agreement

In connection with the resolution of the investigated matters, and in exchange for the Office of Inspector General of the Department of Health and Human Services ("OIG") agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Strategic Transformation, including cessation of its Laboratory Operations, effective March 16, 2022 the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement except for the Company’s obligation to continue its engagement of an independent review organization to conduct billing claims reviews and reporting of those reviews to OIG with respect to ongoing reimbursement payments being received from federal healthcare programs for historical laboratory services performed by the Company prior to the Company’s cessation of services in the summer of 2021. The Company’s failure to comply with its remaining obligations under the Corporate Integrity Agreement could result in monetary penalties and/or the Company being excluded from participating in federal healthcare programs.

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

The Company has disputed these claims of recoupment with the Department, filed administrative complaints with the State of Colorado Office of Administrative Courts, and also seeks to offset such claims by an amount of approximately $1.9 million previously paid to the Department in connection with the state settlement agreements referred to above. At this preliminary stage, the Company is unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to the Company's former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The Company continues to cooperate and provide information requested by the subpoena. Based upon discussions with the California Attorney General's Office, we believe the focus of the investigation is potential consumer protection claims related to billing of patient co-pays. The investigation thus remains ongoing, and it is not possible to predict an outcome at this time.

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

The Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management disputes this claim of recoupment with Anthem in substantial part based on expired statutes of limitations and seeks to offset any amounts owed by Anthem to the Company. The Company has an accrual for the estimated probable loss for this matter as of June 30, 2022 and December 31, 2021.

Payor Recoveries

As noted above, the regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government reimbursement and commercial payor programs, the Company is routinely subject to post-payment review audits and other forms of reviews and investigations. For example, the Company is currently in the process of reviewing several managed Medicaid payor recoupment requests aggregating to $1.1 million. If a third-party payor successfully challenges that a payment to the Company for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup such payment. The Company may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the ordinary course of business, the Company addresses and evaluates a number of such claims from payors. In the past, the Company has negotiated and settled these types of claims with third-party payors. The Company may be required to resolve further disputes in the future. While management is unable to predict the exact outcome of any such claims, it is management’s current belief that any potential liabilities resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (“TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. The Company submitted a written response to the inquiry on October 23, 2019. In October 2021, the Company received a letter from the TX OIG asking the Company to renew its engagement on the matter. The Company continues to cooperate with TX OIG toward resolution of the matter. Although management believes that the Company holds and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company has recorded an accrual of $0.4 million for the estimated probable loss for this matter as of June 30, 2022 and December 31, 2021.

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

Given the uncertainty of litigation, the preliminary stages of the litigation and other matters described above, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

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

The Overallotment Warrant Option was partially exercised in August for warrants to purchase an aggregate of 1,932,000 shares of common stock and the Company recognized a gain on the warrant liability in the amount of $3.4 million in the condensed consolidated statements of operations. The remaining Overallotment Warrant Option expired in September 2021 and the Company recognized a gain of $1.9 million in the condensed consolidated statements of operations. The Warrant Liability was remeasured at $18.7 million as of December 31, 2021 and the Company recognized a loss on warrant liability in the amount of $6.7 million in the condensed consolidated statements of operations. The Warrant Liability was remeasured at $5.3 million as of June 30, 2022 and the Company recognized a gain on warrant liability in the amount of $13.4 million in the condensed consolidated statements of operations during the six months ended June 30, 2022.

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

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended June 30, 2022, the Company received net proceeds of $1.1 million, after deducting commissions and other offering expenses, from the sale of 1,599,652 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $0.70 per share.

12. Stock-Based Compensation

On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan"), which provides for an automatic annual increase in the number of shares of common stock reserved for issuance. As of June 30, 2022, 10,726,193 shares were available for issuance under the 2018 Fourth Amended Plan.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 6,500,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of June 30, 2022, 2,594,880 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2015 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the six months ended June 30, 2022:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	8,640,951	$4.74
Options granted	8,828,368	$0.84
Options exercised	—	—
Options forfeited/cancelled	(1,678,488)	$3.48
Options expired	(692,913)	$6.23
Balance at June 30, 2022	15,097,918	$2.53	8.64	$48
Vested and expected to vest at June 30, 2022	15,097,918	$2.53	8.60	$48
Vested and exercisable at June 30, 2022	3,113,396	$5.72	4.74	$—

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at June 30, 2022 of $0.70 per share and the exercise price of stock options that had strike prices below the closing price. There were no stock options exercised during the six months ended June 30, 2022.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2022:

Risk-free interest rate	2.0% - 3.6%
Expected volatility	90.7% - 101.3%
Expected dividend yield	—%
Expected life (years)	5.5 - 6.3 years

The weighted-average grant date fair value of options granted during the six months ended June 30, 2022 and 2021 was $0.77 per option and $2.13 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	3,879,110	$3.80
Granted	5,277,244	$0.84
Vested	(604,689)	$4.04
Forfeited/cancelled	(1,048,215)	$3.49
Balance at June 30, 2022	7,503,450	$1.74

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 510,000 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of June 30, 2022 there were 1,225,918 total shares of common stock reserved for future issuance.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development	$26	$1,080	$363	$1,675
Selling, general and administrative	1,420	2,310	3,136	3,950
Discontinued operations	—	1,080	—	1,475
Total stock-based compensation expense	$1,446	$4,470	$3,499	$7,100

At June 30, 2022 there was $13.0 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 3.26 and $11.5 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.46 years.

13. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. The Company’s effective tax rate from continuing operations was 12.2% and 3.9% for the three and six months ended June 30, 2022, respectively, and 0.0% for both the three and six months ended June 30, 2021. The change in the effective tax rate from June 30, 2021 to June 30, 2022 relates to federal and state income tax refunds. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

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

14. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	June 30, 2022	June 30, 2021
Options to purchase common stock	15,097,918	11,166,946
Restricted stock units	7,503,450	4,377,826
Common stock warrant	26,183,830	21,465,121
Common stock issuable upon conversion of Convertible Notes	40,588,672	50,856,253
Total	89,373,870	87,866,146

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

Overview

We are a biotechnology company developing oral biotherapeutics. Our drug-device combinations could enable new treatment approaches in two main areas:

•
Targeted delivery of therapeutics ("Targeted Therapeutics") to the site of disease in the gastrointestinal ("GI") tract, designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
Systemic delivery of biotherapeutics ("Systemic Therapeutics"), designed to replace injections with needle-free, oral delivery technology.

We are also developing diagnostics devices to help characterize the GI tract and diagnose GI diseases, such as Small Intestine Bacterial Overgrowth through the development of innovative technologies that are designed to diagnose at the site of the disease. Using these platforms, we intend to develop therapeutics and diagnostic solutions for a broad range of disorders.

Our historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas. Previously, our core business was focused on carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), our operations also included anatomic and molecular pathology testing products in the United States.

Recent Developments

We recently completed our PM-611 device function study which assessed whether the autonomous location functionality of the ingestible devices designed for targeted drug delivery was impacted by a fed state as compared to a fasted state. The study demonstrated that all analyzed capsules indicated entry to the colon, activation, and deployment, regardless of fasted or fed schedule, with no failure modes observed in the analyzed devices. These study results suggest that the DDS capsule could be the first ingestible therapeutic delivery device that does not require fasting or other food restriction for use, which could be an important consideration for patients who need frequent dosing in chronic diseases like ulcerative colitis.

We also recently announced topline results from our PM-602 device function study which assessed the safety and performance of the DDS device in active UC patients. The study demonstrated that the device was well tolerated, and that the device performed as intended in active UC patients. In all seven patients, the device accurately identified entry into the colon, triggered release of a liquid payload, and achieved distribution across the entire colon. We are not aware of any other oral drug delivery technology that can accurately detect colon entry, especially in the environment of inflammation, blood and highly variable motility seen in active ulcerative colitis.

During the quarter ended June 30, 2022, we submitted a Type C filing to the FDA asking for feedback on our proposed PGN-600 clinical development plan related to our targeted therapeutics platform. The FDA’s recent response was constructive, and FDA generally agreed with the trial design and provided helpful feedback on the protocols. The FDA also reviewed the proposed supporting data package and confirmed the need for animal toxicology data, which is planned for later this year. We expect these activities to allow us to file an IND during the first quarter of 2023 and we plan to begin our Phase 1 study thereafter.

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

We are engaged in research and development activities with respect to tests under development and precision medicine product candidates. Following the Strategic Transformation, we are devoting substantially all of our resources to conducting research and development activities (including undertaking preclinical and clinical studies of our precision medicine product candidates), conducting clinical trials of our most advanced precision medicine product candidates, innovating and protecting our inventions and building our patent portfolios, organizing and staffing our company, business planning and raising capital. We do not have any precision medicine products approved for sale, and we have not generated any revenue from precision medicine product sales.

Our business involves significant investment in research and development activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our Targeted Therapeutics and Systemic Therapeutics product candidates and expand our pipeline of diagnostic device product candidates. The achievement of key development milestones is a key factor in evaluating our performance.

We expect to continue to incur significant expenses and increasing operating losses in the near term. While we materially reduced our spend profile as a result of the Strategic Transformation in 2021, we expect our expenses may increase in connection with our ongoing activities as we:

•
continue to advance the preclinical and clinical development of our lead Targeted Therapeutics and Systemic Therapeutics product candidates;
•
initiate preclinical studies and clinical trials for additional Targeted Therapeutics and Systemic Therapeutics product candidates that we may identify in the future;
•
increase personnel and infrastructure to support our clinical development, research and manufacturing efforts;
•
build out and expand our in-house process development and engineering and manufacturing capabilities for R&D and clinical purposes;
•
continue to build and develop our intellectual property portfolios; and
•
incur additional legal, accounting or other expenses in operating our business, including the additional costs associated with operating as a public company.

We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our Targeted Therapeutics and Systemic Therapeutics product candidates, which we expect will take several years. We expect to spend a significant amount in development costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our precision medicine product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay or modify preclinical and clinical trials of our precision medicine product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our precision medicine product candidates. In addition, we may not be profitable even if we commercialize any of our precision medicine product candidates.

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

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of non-invasive prenatal tests ("NIPT"), genetic carrier screening, and pathology molecular testing. If our development efforts for our Targeted Therapeutics and Systemic Therapeutics product candidates under development are successful and eventually result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our precision medicine product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our Targeted Therapeutics and Systemic Therapeutics product candidates.

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

We plan to continue investing in research and development activities for the foreseeable future as we focus on our Targeted Therapeutics and Systemic Therapeutics programs through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communication, advertising, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the legal matters described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report are included.

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our Credit Agreement (as defined below), our mortgages payable, lease agreements and interest income earned from our cash and cash equivalents.

Gain (Loss) on Warrant Liability

Gain (loss) on warrant liability consists of changes in the fair value of our liability-classified warrants to purchase common stock.

Other Income, Net

Other income, net primarily consists of changes in the fair value of our embedded derivative liability related to the Convertible Notes, and inducement loss on our Convertible Notes.

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

Results of Operations.

Comparison of Three Months Ended June 30, 2022 and 2021

	Three Months Ended June 30,
	2022	2021
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$104	$463
Operating expenses:
Research and development	5,904	13,401
Selling, general and administrative	8,410	22,715
Total operating expenses	14,314	36,116
Loss from operations	(14,210)	(35,653)
Interest expense, net	(2,772)	(3,502)
Gain (loss) on warrant liability	4,413	(5,146)
Other income, net	5,735	2,901
Loss before income taxes	(6,834)	(41,400)
Income tax benefit	(837)	—
Loss from continuing operations	(5,997)	(41,400)
Gain (loss) from discontinued operations	484	(37,131)
Net loss	$(5,513)	$(78,531)

Revenue

As a result of the classification of Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Research and Development Expenses

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$5,904	$13,401	$(7,497)	(55.9)%

The decrease in research and development expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees and the cost of supplies.

Selling, General and Administrative Expenses

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling, general and administrative	$8,410	$22,715	$(14,305)	(63.0)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, selling and marketing, facilities and software costs.

Interest Expense, Net

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense, net	$2,772	$3,502	$(730)	(20.8)%

The decrease in interest expense, net was due to a decrease in the balance of Convertible Notes due to conversions during 2021.

Gain (Loss) on Warrant Liability

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) on warrant liability	$4,413	$(5,146)	$9,559	*

* The change is more than 100%

The change in gain (loss) on warrant liability was due to the change in fair value of the warrant liability for warrants issued during 2021.

Other Income, Net

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Other income, net	$5,735	$2,901	$2,834	97.7%

The change in other income, net, was primarily due to a gain of $5.7 million on investment in Enumera, offset by a decrease in the fair value of our embedded derivative liability related to the Convertible Notes for the three months ended June 30, 2021 that did not reoccur in 2022.

Income Tax Benefit

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax benefit	$837	$—	$837	100.0%

The increase in income tax benefit was primarily due to federal and state income tax refunds.

Discontinued Operations

	Three Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) from discontinued operations	$484	$(37,131)	$37,615	*

* The change is more than 100%

The change in gain (loss) from discontinued operations was due to the closure of our Laboratory Operations during 2021. See Note 4 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations.

Comparison of Six Months Ended June 30, 2022 and 2021

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$211	$630
Operating expenses:
Research and development	12,462	25,074
Selling, general and administrative	21,867	42,673
Total operating expenses	34,329	67,747
Loss from operations	(34,118)	(67,117)
Interest expense, net	(5,532)	(7,022)
Gain (loss) on warrant liability	13,402	(2,496)
Other income, net	4,924	17,774
Loss before income taxes	(21,324)	(58,861)
Income tax benefit	(837)	—
Loss from continuing operations	(20,487)	(58,861)
Gain (loss) from discontinued operations	1,166	(51,934)
Net loss	$(19,321)	$(110,795)

Revenue

As a result of the classification of Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Research and Development Expenses

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$12,462	$25,074	$(12,612)	(50.3)%

The decrease in research and development expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees and the cost of supplies.

Selling, General and Administrative Expenses

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling, general and administrative	$21,867	$42,673	$(20,806)	(48.8)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, selling and marketing, and software costs.

Interest Expense, Net

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense, net	$5,532	$7,022	$(1,490)	(21.2)%

The decrease in interest expense, net was due to a decrease in the balance of Convertible Notes due to conversions during 2021.

Gain (Loss) on Warrant Liability

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) on warrant liability	$13,402	$(2,496)	$15,898	*

* The change is more than 100%

The change in gain (loss) on warrant liability was due to the change in fair value of the warrant liability for warrants issued during 2021.

Other Income, Net

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Other income, net	$4,924	$17,774	$(12,850)	(72.3)%

The change in other income, net was primarily due to a gain of $5.7 million on investment in Enumera, offset by a decrease in the fair value of our embedded derivative liability related to the Convertible Notes for the six months ended June 30, 2021 that did not reoccur in 2022.

Income Tax Benefit

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax benefit	$837	$—	$837	100.0%

The increase in income tax benefit was primarily due to federal and state income tax refunds.

Discontinued Operations

	Six Months Ended
	June 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) from discontinued operations	$1,166	$(51,934)	$53,100	*

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

As of June 30, 2022, we had $48.5 million of cash and cash equivalents and $127.1 million of outstanding Convertible Notes. Our accumulated deficit as of June 30, 2022, was $808.0 million. For the six months ended June 30, 2022, we had a net loss of $19.3 million and cash used in operations of $43.6 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs.

While we have greatly reduced our cash burn following the Strategic Transformation, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2022, and will require additional capital to fund our operations. As a result, there is substantial doubt about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2022. We therefore intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Convertible Notes

In December 2020, in connection with a private offering of the convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our convertible notes ("Convertible Notes"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the Convertible Notes of $2.4 million and $4.8 million during the three and six months ended June 30, 2022, respectively, and $3.1 million and $6.2 million during the three and six months ended June 30, 2021, respectively.

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

The Convertible Notes have customary provision relating to the occurrence of Events of Default (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and assets of our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our subsidiaries with respect to indebtedness for borrowed money of at least $7,500,000; (vi) the rendering of certain judgments against us or any of our subsidiaries for the payment of at least $7,500,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. As of June 30, 2022, we were in compliance with all such covenants.

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

At-The-Market Sales Agreement and Offering

In November 2021, we entered into an At Market Issuance Sales Agreement ("Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the three months ended June 30, 2022, the Company received net proceeds of $1.1 million, after deducting commissions and other offering expenses, from the sale of 1,599,652 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $0.70 per share.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(43,594)	$(84,250)
Cash used in investing activities	(556)	(1,021)
Cash provided by financing activities	4,259	59,742

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2022 was primarily attributable to a $19.3 million net loss, adjusted for a $1.2 million gain from discontinued operations and non-cash charges, primarily driven by a $13.4 million change in fair value related to the warrant liability and $5.7 million gain on investment in Enumera, partially offset by $3.5 million of stock-based compensation expense, $0.7 million of debt discount amortization, $0.5 million of depreciation and amortization and $0.5 million of fixed asset impairment. The net cash outflow from changes in operating assets and liabilities was attributable to a $4.5 million decrease in accrued expenses and other current liabilities, a $4.4 million decrease in accounts payable, a $1.0 million decrease in other long-term liabilities and a $0.9 million decrease in prepaid expenses and other current assets. Additionally, net cash provided by operating activities from discontinued operations contributed $1.8 million of inflows.

Net cash used in operating activities in the six months ended June 30, 2021 was primarily attributable to a $110.8 million net loss, adjusted for a $51.9 million loss from discontinued operations and $3.7 million of non-cash charges, primarily driven by an $18.0 million change in fair value related to the Convertible Notes, $2.5 million of change in fair value of warrant liability, $5.6 million of stock-based compensation expense, and $1.0 million of depreciation and amortization expense. The net cash outflow from changes in operating assets and liabilities was attributable to a $4.9 million increase in prepaid expenses and other and a $7.0 million increase in accrued expenses and other liabilities, offset by a $6.6 million decrease in other long-term liabilities and a $1.7 million decrease in accounts payable. Additionally, net cash used in operating activities from discontinued operations contributed $32.1 million of outflows.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2022 was attributable to $0.6 million in purchases of property and equipment. Net cash used in investing for the six months ended June 30, 2021 was primarily attributable to $0.9 million in purchases of property and equipment and $0.2 million from discontinued operations.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2022 was primarily attributable to $4.8 million in net proceeds from the issuance of common stock, partially offset by $0.6 million in payments for insurance financing. Net cash provided by financing activities during the six months ended June 30, 2021 was primarily attributable to $23.4 million in net proceeds from the issuance of common stock, and $39.4 million in net proceeds from the issuance of common stock warrants, partially offset by

$2.7 million in payments for insurance financing, and $0.2 million in principal payments on mortgages payable and capital lease obligations.

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

During the six months ended June 30, 2022, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended December 31, 2021.

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

We disputed these claims of recoupment with the Department, filed administrative complaints with the State of Colorado Office of Administrative Courts, and are also seeking to offset such claims by an amount of approximately $1.9 million previously paid to the Department in connection with the state settlement agreements referred to above. At this preliminary stage, we are unable to predict the ultimate outcome of this action, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

California Subpoena

On July 19, 2021, we received a subpoena from the California Attorney General’s Office, Division of Public Rights, requesting documents and information related to our former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” We continue to cooperate and provide information requested by the subpoena. Based upon discussions with the California Attorney General's Office, we believe the focus of the investigation is potential consumer protection claims related to billing of patient co-pays. The investigation thus remains ongoing, and it is not possible to predict an outcome at this time.

OIG Inquiry

On October 16, 2019, we received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (the "TX OIG"), alleging that we did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. We submitted a written response to the inquiry on October 23, 2019. In October 2021, we received a letter from the TX OIG asking us to renew our engagement on the matter. We continue to cooperate with the TX OIG toward resolution of the matter. Although we believe that we hold and have held all required CLIA certificates and/or subcontract with third-party laboratories that hold and have held such certificates to perform all of the tests subject to the TX OIG inquiry, there can be no assurance that the TX OIG will agree with this position. The Company has an accrual for the estimated probable loss for this matter as of June 30, 2022.

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

Given the uncertainty of litigation, the preliminary stages of the litigation and other legal matters set forth above, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

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
•
Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business, such as our therapeutics pipeline. In addition, in June 2021, we announced a Strategic Transformation that involves certain cost realignment measures and in December 2021 we announced the sale of Avero. While we have made significant progress on these activities, we may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.
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

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products under development, including those for which we are required to obtain marketing authorization from the FDA and would need to obtain a new marketing authorization from the FDA to use a new supplier. Any natural or other disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality or yield of the items manufactured would heighten the risks that we face. For example, our DDS2 device under development includes complex components including circuit boards that have to be built to exacting standards, and the failure of a manufacturer to meet our requirements on time, as we have experienced in the past and continue to experience, could lead to delays in our plans for testing, pre-clinical and clinical studies and other development activities. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our products under development and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

The manufacturing of our precision medicine product candidates, and other products under development, is highly exacting and complex, and we depend on third parties to supply materials and manufacture certain products and components.

Manufacturing is highly exacting and complex due, in part, to strict regulatory requirements governing the manufacture of our future products and product candidates, including our medical devices with complex components including but not limited to circuit boards, diagnostic products, and pharmaceutical products. We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture devices, diagnostic products, and drug substances, produce drug products and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that many of our products be manufactured according to cGMP regulations and that proper procedures be implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators, or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, marketing authorizations. In addition, such failure could be the basis for action by the FDA, including issuing a warning letter, initiating a product recall or seizure, fines, imposing operating restrictions, total or partial suspension of production or injunctions and/or withdrawing marketing authorizations for products previously granted to us. To the extent we rely on a third-party manufacturer, the risk of noncompliance with cGMPs may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

Moreover, we expect that certain of our precision medicine product candidates, including PGN-600, PGN-001, PGN-OB1, and PGN-OB2, are drug/device combination products that will be regulated under the drug and biological product regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act"), and Public Health Service Act (the "PHSA"), based on their primary modes of action as drugs and biologics. Third-party manufacturers may not be able to comply with cGMP regulations, applicable to drug/device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the Quality System Regulation ("QSR"), or similar regulatory requirements outside the United States.

In addition, we or third parties may experience other problems with the manufacturing, quality control, yields, storage or distribution of our products, including equipment breakdown or malfunction, failure to follow specific protocols and procedures, problems with suppliers and the sourcing or delivery of raw materials and other necessary components, problems with software, labor difficulties, and natural disaster-related events or other environmental factors. These problems can lead to increased costs, delays to development and preclinical study timelines, lost collaboration opportunities, damage to collaborator relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. For example, our DDS2 device under development includes complex components including circuit boards that have to be built to exacting standards, and the failure of a manufacturer to meet our requirements on time, as we have experienced in the past and continue to experience, could lead to delays in our plans for testing, pre-clinical and clinical studies and other development activities. If problems are not discovered before the product is released to the market, recalls, corrective actions, or product liability-related costs also may be incurred. Problems with respect to the manufacture, storage, or distribution of products could materially disrupt our business and have a material and adverse effect on our operating results and financial condition.

The ongoing COVID-19 pandemic could further materially affect our operations, as well as the business or operations of third parties with whom we conduct business. Our business could be adversely affected by the effects of other future health epidemics or pandemics in regions where we or third parties on which we rely have significant business operations.

Our business and its operations, including, but not limited to, supply chain operations, research and development activities and capital raising activities, could be adversely affected by health epidemics, including the ongoing COVID-19 pandemic, in regions where we have business operations, and such health epidemics could also cause significant disruption in the operations of third parties with whom we do business, including third parties upon whom we rely. While vaccines have shown a level of effectiveness against SARS CoV-2, variants have and may in the future cause resurgences of COVID cases, even in vaccinated individuals.

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
•
interruption of key clinical trial activities, such as clinical trial site monitoring, or interruption of clinical trial subject visits and study procedures, due to reluctance to travel and/or mandated travel restrictions or limitations, the occurrence of which could affect the integrity of clinical trial data;
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

Beginning in the fourth quarter of 2020, we began to reallocate resources within our organization to align more closely with our business priorities. This included reducing the resources allocated to certain programs and refocusing our resources on other key areas of our business, such as our therapeutics pipeline. In addition, in June 2021, we announced a Strategic Transformation that involves certain cost realignment measures and in December 2021 we announced the sale of Avero. While we have made significant progress on these activities, we may experience difficulties in managing these changes to our organization and if unsuccessful, our financial condition and operating results may be adversely affected.

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

On May 4, 2022, we completed the divesture of our single-molecule detection platform and contributed all assets related to the single-molecule detection platform to newly-formed Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. We received a minority ownership stake in Enumera in exchange for the assets. It is possible that the value of our equity stake in Enumera will decrease over time, and it is possible that we may never recover any of the costs of the historical R&D investments related to this platform.

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

As of June 30, 2022, we had approximately $127.1 million of Convertible Notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

In the ordinary course of our business, including our historical testing business, we collect and store sensitive data, including PHI (such as patient medical records, including test results), and personally identifiable information. We also store business and financial information, intellectual property, research and development information, trade secrets and other proprietary and business critical information, including that of our customers, payors, and collaboration partners. We manage and maintain our data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other service providers, may be vulnerable to attacks by hackers, viruses, disruptions and breaches due to employee error or malfeasance.

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
•
any major change in our management; and
•
general economic conditions and slow or negative growth of our markets, including slow or negative growth in the biotechnology industry generally.

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

We may fail to qualify for continued listing on the Nasdaq Global Market, which could make it more difficult for our stockholders to sell their shares.

We are required to satisfy the continued listing requirements of the Nasdaq Global Market ("Nasdaq") to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share. On June 6, 2022, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on Nasdaq and we have 180 calendar days from the date of notice to achieve compliance with the minimum bid price requirement. To regain compliance, the closing bid price of the Company’s common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180 calendar day period. If the Company does not achieve compliance with the minimum closing bid price requirement during the initial 180 calendar day period, the Company expects to be eligible for an additional 180 calendar day compliance period. The Company intends to actively monitor the closing bid price of its common stock and is committed to regaining compliance with the minimum closing bid price requirement prior to the expiration of all applicable compliance periods.

There can be no assurance that we will be able to regain compliance with the minimum bid price requirement. In the event that we do not regain compliance with the Nasdaq Listing Rules prior to the expiration of the extension period, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our common stock;
•
reduced liquidity with respect to our common stock;

•
a determination that our shares are “penny stock,” which will require brokers trading in our shares to adhere to more stringent shares, and which may limit demand for our common stock among certain investors;
•
a limited amount of news and analyst coverage for our company; and
•
a decreased ability to issue additional securities or obtain additional financing in the future.

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

Noteholders may require us to repurchase their Convertible Notes following a “fundamental change” (which is defined in the Indenture governing the Convertible Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. In addition, noteholders that convert their Convertible Notes before December 1, 2022 will, in certain circumstances, be entitled to an additional cash payment representing the present value of any remaining interest payments on the Convertible Notes through December 1, 2022. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the Convertible Notes is limited by the listing standards of Nasdaq. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay these cash amounts upon their conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay these cash amounts upon their conversion. Our failure to repurchase Convertible Notes when required or pay these cash amounts upon their conversion will constitute a default under the Indenture governing the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

As of June 30, 2022, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Date:	August 15, 2022	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)