Form 10-Q
period 2022-09-30
BIORA THERAPEUTICS, INC.
filed 2022-11-14
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

(833) 727-2841

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

As of November 1, 2022, the registrant had 190,412,805 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

Condensed Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$37,060	$88,397
Accounts receivable, net	—	653
Income tax receivable	828	—
Prepaid expenses and other current assets	6,259	7,232
Current assets of disposal group held for sale	2,213	2,147
Total current assets	46,360	98,429
Property and equipment, net	2,112	4,012
Right-of-use assets	1,843	—
Other assets	6,227	326
Goodwill	6,072	6,072
Total assets	$62,614	$108,839
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,356	$8,709
Accrued expenses and other current liabilities	21,750	34,157
Warrant liability	3,285	18,731
Current portion of capital lease obligations	—	12
Total current liabilities	27,391	61,609
Convertible notes, net of unamortized discount of $5,280 and $6,333 as of September 30, 2022 and December 31, 2021, respectively	127,445	126,392
Other long-term liabilities	5,221	5,814
Total liabilities	$160,057	$193,815
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock – $0.001 par value. 350,000,000 shares authorized as of September 30, 2022 and December 31, 2021; 193,150,457 and 185,736,890 shares issued as of September 30, 2022 and December 31, 2021, respectively; 189,097,309 and 181,872,676 shares outstanding as of September 30, 2022 and December 31, 2021, respectively	153	146
Additional paid-in capital	734,607	722,646
Accumulated deficit	(813,121)	(788,686)
Treasury stock – at cost; 4,053,148 and 3,864,214 shares of common stock as of September 30, 2022 and December 31, 2021, respectively	(19,082)	(19,082)
Total stockholders' deficit	(97,443)	(84,976)
Total liabilities and stockholders' deficit	$62,614	$108,839

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$80	$182	$291	$812
Operating expenses:
Research and development	5,820	12,226	18,282	37,300
Selling, general and administrative	8,147	18,517	30,014	61,190
Total operating expenses	13,967	30,743	48,296	98,490
Loss from operations	(13,887)	(30,561)	(48,005)	(97,678)
Interest expense, net	(2,773)	(3,458)	(8,305)	(10,450)
Gain (loss) on warrant liability	2,044	(3,322)	15,446	(5,818)
Other (expense) income, net	(100)	467	4,824	18,211
Loss before income taxes	(14,716)	(36,874)	(36,040)	(95,735)
Income tax (expense) benefit	(158)	—	679	—
Loss from continuing operations	(14,874)	(36,874)	(35,361)	(95,735)
Gain (loss) from discontinued operations	9,760	(6,870)	10,926	(58,804)
Net loss	(5,114)	(43,744)	(24,435)	(154,539)

Net loss per share from continuing operations, basic and diluted	$(0.08)	$(0.38)	$(0.19)	$(1.32)
Net gain (loss) per share from discontinued operations, basic and diluted	$0.05	$(0.07)	$0.06	$(0.81)
Net loss per share, basic and diluted	$(0.03)	$(0.46)	$(0.13)	$(2.13)
Weighted average shares outstanding, basic and diluted	186,953,741	95,846,672	184,856,087	72,590,873

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	185,736,890	$146	$722,646	$(788,686)	(3,864,214)	$(19,082)	$(84,976)
Issuance of common stock, net	2,130,327	2	3,624	—	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	288,003	—	(80)	—	(93,076)	—	(80)
Stock-based compensation expense	—	—	2,053	—	—	—	2,053
Net loss	—	—	—	(13,808)	—	—	(13,808)
Balance at March 31, 2022	188,155,220	$148	$728,243	$(802,494)	(3,957,290)	$(19,082)	$(93,185)
Issuance of common stock, net	1,725,723	2	1,166	—	—	—	1,168
Issuance of common stock under employee stock purchase plan	125,059	—	89	—	—	—	89
Issuance of common stock upon vesting of restricted stock unit awards	316,686	—	(111)	—	(75,420)	—	(111)
Stock-based compensation expense	—	—	1,446	—	—	—	1,446
Net loss	—	—	—	(5,513)	—	—	(5,513)
Balance at June 30, 2022	190,322,688	$150	$730,833	$(808,007)	(4,032,710)	$(19,082)	$(96,106)

Issuance of common stock, net	2,757,331	3	1,656	—	—	—	1,659
Issuance of common stock upon vesting of restricted stock unit awards	70,438	—	(21)	—	(20,438)	—	(21)
Stock-based compensation expense	—	—	2,139	—	—	—	2,139
Net loss	—	—	—	(5,114)	—	—	(5,114)
Balance at September 30, 2022	193,150,457	$153	$734,607	$(813,121)	(4,053,148)	$(19,082)	$(97,443)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	59,287,331	$59	$452,992	$(541,274)	(3,515,028)	$(18,771)	$(106,994)
Issuance of common stock, net	4,370,629	4	11,258	—	—	—	11,262
Exercise of common stock options	71,284	—	88	—	—	—	88
Issuance of common stock upon vesting of restricted stock units	174,730	—	(228)	—	(48,581)	(1)	(229)
Stock-based compensation expense	—	—	2,630	—	—	—	2,630
Net loss	—	—	—	(32,264)	—	—	(32,264)
Balance at March 31, 2021	63,903,974	$63	$466,740	$(573,538)	(3,563,609)	$(18,772)	$(125,507)
Issuance of common stock, net	15,694,332	16	11,991	—	—	—	12,007
Issuance of common stock upon exercise of options	25,498	—	26	—	(5,050)	(6)	20
Issuance of common stock under employee stock purchase plan	254,832	1	560	—	—	—	561
Issuance of common stock upon vesting of restricted stock unit awards	237,388	—	(251)	—	(79,442)	—	(251)
Issuance of stock purchase warrant	—	—	41,926	—	—	—	41,926
Issuance of common stock upon conversion of debt, net	611,616	1	2,068	—	—	—	2,069
Issuance of common stock upon conversion of interest, net	1,268,116	1	3,626	—	—	—	3,627
Stock-based compensation expense	—	—	4,470	—	—	—	4,470
Net loss	—	—	—	(78,531)	—	—	(78,531)
Balance at June 30, 2021	81,995,756	$82	$531,156	$(652,069)	(3,648,101)	$(18,778)	$(139,609)

Issuance of common stock, net	40,000,000	—	—	—	—	—	—
Issuance of common stock upon exercise of options	7,087	—	6	—	(4,442)	(6)	—
Issuance of common stock under employee stock purchase plan	—	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock unit awards	190,822	—	(99)	—	(59,456)	—	(99)
Issuance of common stock upon exercise of warrants	530,000	—	30	—	—	—	30
Issuance of stock purchase warrant	—	—	938	—	—	—	938
Issuance of common stock upon conversion of debt, net	556,018	1	1,645	—	—	—	1,646
Issuance of common stock upon conversion of interest, net	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	3,872	—	—	—	3,872
Net loss	—	—	—	(43,744)	—	—	(43,744)
Balance at September 30, 2021	123,279,683	$83	$537,548	$(695,813)	(3,711,999)	$(18,784)	$(176,966)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities:
Net loss	$(24,435)	$(154,539)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	(10,926)	58,804
Non-cash revenue reserve	—	854
Depreciation and amortization	749	1,064
Stock-based compensation expense	5,638	9,560
Loss on extinguishment of convertible notes	—	208
Amortization of debt discount and non-cash interest	1,052	1,207
Loss on disposal of property and equipment	520	66
Impairment of property and equipment	545	—
Change in fair value of derivative liability	—	(18,365)
Change in fair value of warrant liability	(15,446)	5,818
Gain on investment in Enumera Molecular, Inc.	(5,731)	—
Changes in operating assets and liabilities:
Income tax receivable	(828)	—
Prepaid expenses and other current assets	1,441	(2,143)
Other assets	—	22
Accounts payable	(6,352)	(4,692)
Accrued expenses and other liabilities	(56)	2,656
Other long-term liabilities	(1,482)	5,830
Net cash used in operating activities - continuing operations	(55,311)	(93,650)
Net cash provided by (used in) operating activities - discontinued operations	1,912	(33,790)
Net cash used in operating activities	(53,399)	(127,440)
Investing Activities:
Purchases of property and equipment	(720)	(855)
Net cash used in investing activities - continuing operations	(720)	(855)
Net cash used in investing activities - discontinued operations	—	(598)
Net cash used in investing activities	(720)	(1,453)
Financing Activities:
Proceeds from issuance of common stock, net	6,453	23,407
Proceeds from issuance of common stock warrants	89	79,448
Payment of deferred offering costs	—	(113)
Payments for financing of insurance premiums	(3,748)	(10,761)
Principal payments on mortgages payable	—	(54)
Principal payments on capital lease obligations	(12)	(226)
Net cash provided by financing activities - continuing operations	2,782	91,701
Net cash used in financing activities - discontinued operations	—	(192)
Net cash provided by financing activities	2,782	91,509
Net decrease in cash and cash equivalents	(51,337)	(37,384)
Cash and cash equivalents at beginning of period	88,397	91,520
Cash and cash equivalents at end of period	$37,060	$54,136

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$4,811	$2,384
Cash paid for income taxes	18	367

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible note	—	3,715
Issuance of common stock upon conversion of interest	—	3,627
Assets in exchange for Series A-1 Preferred Stock	6,000	—
Leased assets exchanged for operating lease liabilities	2,922	—
Equity offering costs incurred but not paid	—	205
Debt offering costs incurred but not paid	—	11
Issuance of common stock in settlement in accrued expenses	89	—
Purchases of property and equipment in accounts payable	—	14

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Biora Therapeutics, Inc. (the “Company” or “Biora” or "Biora Therapeutics") is a biotechnology company developing oral biotherapeutics. The Company's drug-device combinations could enable new treatment approaches in the delivery of therapeutics in two main areas:

•
Targeted delivery of therapeutics ("Targeted Therapeutics") to the site of disease in the gastrointestinal ("GI") tract, designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
Systemic delivery of biotherapeutics ("Systemic Therapeutics"), designed to replace injections with needle-free, oral delivery technology.

Biora Therapeutics was formerly known as Progenity, Inc. (“Progenity”), a Delaware corporation, commenced operations in 2010 with its corporate office located in San Diego, California. Progenity’s historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory located in Michigan specializing in molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, Progenity's core business was focused on the carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, the Company’s operations also included anatomic and molecular pathology testing products in the United States.

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

Liquidity

As of September 30, 2022, the Company had cash and cash equivalents of $37.1 million and an accumulated deficit of $813.1 million. For the nine months ended September 30, 2022, the Company reported a net loss of $24.4 million and cash used in operating activities of $53.4 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of September 30, 2022, the Company had $127.4 million of convertible senior notes ("Convertible Notes") outstanding (see Note 8). While the Company has greatly reduced its cash burn following the Strategic Transformation, management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2022, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2022.

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

The condensed consolidated financial statements include the accounts of Biora Therapeutics, Inc., its wholly-owned subsidiaries, and, for the three and nine months ended September 30, 2021, an affiliated professional partnership with Avero with respect to which the Company had a specific management arrangement (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

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

Payor Concentration

The Company historically relied upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. As a result of the Strategic Transformation, all revenue from Laboratory Operations has been classified as discontinued operations and there were no significant concentrations as of September 30, 2022. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances as of December 31, 2021 and of revenues for the three and nine months ended September 30, 2021 are as follows:

Percentage of Accounts Receivable
December 31, 2021
Blue Shield of Texas	4.0%
Government Health Benefits Programs	55.8%
United Healthcare	7.2%

	Percentage of Revenue (1)
	Three Months Ended	Nine Months Ended
	September 30, 2021
Blue Shield of Texas	32.6%	12.1%
Government Health Benefits Programs	16.7%	22.8%
Aetna	7.3%	7.4%
United Healthcare	6.1%	6.8%
Cigna	4.4%	6.0%

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

In December 2021, the Company entered into an asset purchase agreement with Northwest Pathology to sell certain assets and liabilities of Avero for $10.9 million. The Company no longer has a controlling interest in Avero and therefore does not consolidate Avero beginning at December 31, 2021. Prior to the date of sale, Avero's income statement activity is included in discontinued operations in the condensed consolidated statements of operations.

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

4. Strategic Transformation

Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the remaining assets have been reported as assets held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues(1)	$9,923	$9,536	$11,950	$52,137
Cost of sales	—	10,221	—	58,687
Gross profit (loss)	9,923	(685)	11,950	(6,550)
Operating expenses:
Research and development	—	—	—	1,590
Selling and marketing	—	2,744	—	35,661
General and administrative	163	3,531	1,024	15,064
Total operating expenses	163	6,275	1,024	52,315
Other income, net	—	90	—	61
Net gain (loss) from discontinued operations	$9,760	$(6,870)	$10,926	$(58,804)

(1) Refer to Note 10 for further discussion regarding the partial reversal of a previously established accrual related to a third party claim of recoupment during the three months ended September 30, 2022.

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of September 30, 2022 and December 31, 2021 (in thousands):

	September 30, 2022	December 31, 2021

Current assets of disposal group held for sale
Property and equipment, net	2,213	2,147
Total current assets of disposal group held for sale (1)	$2,213	$2,147

(1) The remaining assets of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at September 30, 2022 and December 31, 2021, because they are expected to be sold within one year.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company performed a VIE analysis and concluded Enumera does not meet the definition of a VIE. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2022. The Company recognized a gain of $5.7 million on the investment during the nine months ended September 30, 2022 included in other income, net on the condensed consolidated statements of operations for the nine months ended September 30, 2022, and there was no impairment recorded.

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

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.1 million and $2.0 million of revenue reported for the three and nine months ended September 30, 2022, respectively, and an additional $0.8 million and $3.0 million of revenue reported for the three and nine months ended September 30, 2021, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 10.

Disaggregation of Revenues

As a result of the classification of Laboratory Operations to discontinued operations, the Company is only showing disaggregation for prior year. The Company's current revenue is related to license and collaboration agreements. The following tables show revenues disaggregated by payor type and revenue classification (in thousands):

	Three months ended	Nine months ended
Payor	September 30, 2021

Commercial third-party payors	$7,400	$36,896
Government health benefit programs(1)	1,617	12,065
Patient/laboratory distribution partners	701	3,988
Total revenues	$9,718	$52,949

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the three and nine months ended September 30, 2021. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

	Three Months Ended September 30,		Nine Months Ended September 30,
Classification	2022	2021	2022	2021
Revenue from continuing operations	$80	$182	$291	$812
Revenue from discontinued operations	9,923	9,536	11,950	52,137
Total revenues	$10,003	$9,718	$12,241	$52,949

6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$5,461	$6,123
Other current assets	798	1,109
Total	$6,259	$7,232

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Computers and software	$2,714	$5,004
Building and leasehold improvements	749	437
Laboratory equipment	1,162	2,688
Furniture, fixtures, and office equipment	1,115	1,142
Construction in progress	15	16
Land	346	346
Total property and equipment	6,101	9,633
Less accumulated depreciation and amortization	(3,989)	(5,621)
Property and equipment, net	$2,112	$4,012

Depreciation expense included in continuing operations was $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively, and $0.2 million and $1.1 million for the three and nine months ended September 30, 2021, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Investment in Enumera	$6,000	$—
Other	227	326
Total	$6,227	$326

Intangible Assets, Net

All intangible assets were included as part of the sale of Avero in December 2021 (see Note 4) and there was no amortization expense for the three and nine months ended September 30, 2022. There was no amortization expense for the three months ended September 30, 2021. Amortization expense was $0.5 million for the nine months ended September 30, 2021, and is included in discontinued operations.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, current (1)	$8,091	$18,127
Commissions and bonuses	1,802	3,883
Vacation and payroll benefits	3,089	6,894
Accrued professional services	261	652
Accrued interest	3,273	802
Lease liabilities, current	1,234	—
Insurance financing	1,793	489
Contract liabilities	59	301
Other (2)	2,148	3,009
Total	$21,750	$34,157

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

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, net of current portion (1)	$192	$192
Lease liabilities, net of current portion	647	—
Other (2)	4,382	5,622
Total	$5,221	$5,814

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

There were no significant transfers between these fair value measurement classifications during the nine months ended September 30, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s Convertible Notes (see Note 8) and the warrant liability resulting from the August 2021 issuance of warrants (see Note 11). The Convertible Notes conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3. As of both September 30, 2022 and December 31, 2021, the fair value of the embedded derivative liability was zero.

The Company uses the Black-Scholes Model to value the Level 3 warrant liability at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liability includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At September 30, 2022, the fair value of the warrant liability was estimated using the Black-Scholes Model with the following inputs and assumptions:

September 30, 2022
Risk-free interest rate	4.06%
Expected volatility	103.3%
Stock price	$0.48
Expected life (years)	3.9

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
September 30, 2022
Money market funds (1)	$34,842	$—	$—
Warrant liability	$—	$—	$3,285

December 31, 2021
Money market funds (1)	$85,866	$—	$—
Warrant liability	$—	$—	$18,731

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $127.4 million and $126.4 million at September 30, 2022 and December 31, 2021, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $81.0 million and $86.6 million as of September 30, 2022 and December 31, 2021, respectively.

8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The outstanding principal amount of Convertible Notes is $132.7 million at September 30, 2022 and December 31, 2021. The Company recognized interest expense on the Convertible Notes of $2.4 million and $7.2 million during the three and nine months ended September 30, 2022, respectively, and $3.0 million and $9.1 million during the three and nine months ended September 30, 2021, respectively.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of both September 30, 2022 and December 31, 2021, the Company was in compliance with all such covenants.

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

As of both September 30, 2022 and December 31, 2021, the fair value of the derivative liability was zero. The prior year change in fair value of the derivative liability of $18.4 million is included in other (expense) income, net in the condensed consolidated statement of operations for the nine months ended September 30, 2021. As of September 30, 2022 and December 31, 2021, the unamortized debt discount was $5.3 million and $6.3 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. The amortization of the Convertible Notes debt discount was $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and $0.4 million and $1.2 million for the three and nine months ended September 30, 2021, respectively, and was included in interest expense, net in the condensed consolidated statements of operations.

9. Related Party Transactions

As of September 30, 2022 and December 31, 2021, affiliates of Athyrium Capital Management, LP (“Athyrium”) held 29,855,847 shares, or 15.5%, and 28,935,134 shares, or 15.6%, respectively, of the Company's common stock outstanding and warrants to purchase up to 8,097,166 and 400,160 shares of common stock at an exercise price of $2.84 and $13.90, respectively. Affiliates of Athyrium also held $103.5 million aggregate principal amount of Convertible Notes as of both September 30, 2022 and December 31, 2021 (see Note 8). As of September 30, 2022 and December 31, 2021, the accrued interest expense related to the Convertible Notes held by this private equity firm was $2.5 million and $0.6 million, respectively.

In November 2022, the Company entered into a securities purchase agreement with affiliates of Athyrium relating to the offering and sale of an aggregate of 12,506,250 shares of common stock and accompanying warrants to purchase 12,506,250 shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $0.3288 per share and will become exercisable commencing six months following the date of issuance and will expire five years following the initial exercise date. The Company received approximately $3.75 million in gross proceeds from the offering as an in-kind payment. The in-kind payment was in the form of a waiver of the Company’s cash interest payment obligation of approximately $3.75 million due on certain of the Company’s 7.25% Convertible Senior Notes due 2025 held by affiliates of Athyrium for the payment date occurring on December 1, 2022.

Additionally, the Company agreed with Athyrium to amend outstanding warrants previously issued in 2021 to purchase up to 8,097,166 shares of common stock with an exercise price of $2.84 per share. Accordingly, the Company agreed to (i) lower the exercise price of such existing warrants to $0.3288 per share, (ii) provide that such existing warrants, as amended, will not be exercisable until May 9, 2023 and (iii) extend the original expiration date of such existing warrants to May 9, 2028.

10. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. On January 1, 2022, the Company adopted ASC Topic 842, Leases. Results for reporting periods beginning after January 1, 2022 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance. The right-of-use assets were $1.8 million as of September 30, 2022 and lease liabilities are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet and were $1.2 million and $0.7 million, respectively, as of September 30, 2022.

Operating lease costs were $0.4 million and $1.1 million for the three and nine months ended September 30, 2022, respectively, and cash paid for operating leases was $0.4 million and $1.2 million for the three and nine months ended September 30, 2022, respectively. The weighted-average discount rate used was 7.8% and the weighted-average remaining lease term for all operating leases was 2.2 years. Rent expense included in continuing operations for operating leases was $0.8 million and $4.0 million for the three and nine months ended September 30, 2021, respectively.

As of September 30, 2022, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
Remainder of 2022	$421
2023	965
2024	235
2025	209
2026 and thereafter	233
Total minimum lease payments	2,063
Less: interest	(182)
Present value of lease liabilities	$1,881

As of December 31, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2022	$2,141
2023	1,086
2024	237
2025	208
2026 and thereafter	251
Total future minimum lease payments	$3,923

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. The Company did not make any payments during the nine months ended September 30, 2022 and 2021. As of both September 30, 2022 and December 31, 2021, the Company’s accrual consists of $6.9 million in accrued expenses and other current liabilities and $0.2 million in other long-term liabilities.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the nine months ended September 30, 2022 and 2021.

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

The Company disputed these claims of recoupment with the Department and filed administrative complaints with the State of Colorado Office of Administrative Courts. During the three months ended September 30, 2022, the Company reached an oral settlement agreement followed in October 2022 by a written settlement agreement resolution of the matter that included a dismissal of the complaints and a full release of all the claims, except for $10,000 in claims, which we will refund.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the “OAG”), requesting documents and information related to the Company’s former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” After the Company completed its productions in response to the subpoena, the OAG informed the Company's counsel that it believes it may have claims under California’s false advertising and unfair business practices laws. The OAG alleged that, in some cases, the Company billed patients for co-payment amounts higher than the amounts the Company historically advertised as “average” co-pays for its genetic test offerings. The Company disputes the allegations and is preparing a rebuttal to the OAG. It is not possible to predict an outcome at this time.

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

The Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management disputes this claim of recoupment with Anthem in full, with offsets for amounts owed by Anthem to the Company. Management had previously established an accrual for the estimated probable loss for this matter. During the quarter ended September 30, 2022, the Company reversed this accrual for a portion of the matter in view of applicable statute of limitations and has reflected this change in revenue within discontinued operations.

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

Texas OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (“TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. The Company submitted a written response to the inquiry on October 23, 2019. In October 2021, the Company received a letter from the TX OIG asking the Company to renew its engagement on the matter. During the third quarter of 2022, the Company fully resolved and settled the matter for an immaterial payment by the Company in exchange for a release of all claims.

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

The Overallotment Warrant Option was partially exercised in August for warrants to purchase an aggregate of 1,932,000 shares of common stock and the Company recognized a gain on the warrant liability in the amount of $3.4 million in the condensed consolidated statements of operations. The remaining Overallotment Warrant Option expired in September 2021 and the Company recognized a gain of $1.9 million in the condensed consolidated statements of operations. The Warrant Liability was remeasured at $18.7 million as of December 31, 2021 and the Company recognized a loss on warrant liability in the amount of $6.7 million in the condensed consolidated statements of operations. The Warrant Liability was remeasured at $3.3 million as of September 30, 2022 and the Company recognized a gain on warrant liability in the amount of $15.4 million in the condensed consolidated statements of operations during the nine months ended September 30, 2022.

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

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended September 30, 2022, the Company received net proceeds of $1.7 million, after deducting commissions and other offering expenses, from the sale of 2,757,331 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $0.68 per share.

12. Stock-Based Compensation

On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan"), which provides for an automatic annual increase in the number of shares of common stock reserved for issuance. As of September 30, 2022, 11,108,723 shares were available for issuance under the 2018 Fourth Amended Plan.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 6,500,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of September 30, 2022, 2,594,880 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2015 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the nine months ended September 30, 2022:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	8,640,951	$4.74
Options granted	8,902,868	$0.84
Options exercised	—	$—
Options forfeited/cancelled	(1,753,452)	$3.46
Options expired	(1,110,030)	$6.22
Balance at September 30, 2022	14,680,337	$2.41	8.58	$—
Vested and expected to vest at September 30, 2022	14,680,337	$2.41	8.58	$—
Vested and exercisable at September 30, 2022	3,133,891	$5.14	5.58	$—

The aggregate intrinsic value in the above table is calculated as the difference between the closing price of the Company's common stock at September 30, 2022 of $0.48 per share and the exercise price of stock options that had strike prices below the closing price. There were no stock options exercised during the nine months ended September 30, 2022.

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2022:

Risk-free interest rate	2.0% - 3.6%
Expected volatility	90.7% - 101.3%
Expected dividend yield	—%
Expected life (years)	5.5 - 6.3 years

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2022 and 2021 was $0.77 per option and $2.12 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	3,879,110	$3.80
Granted	5,327,244	$0.84
Vested	(675,127)	$4.24
Forfeited/cancelled	(1,075,307)	$3.51
Balance at September 30, 2022	7,455,920	$1.69

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 510,000 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of September 30, 2022 there were 1,225,918 total shares of common stock reserved for future issuance.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development	$826	$1,075	$1,882	$2,879
Selling and marketing	—	79	—	224
Selling, general and administrative	1,313	2,656	3,756	6,457
Discontinued operations	—	62	—	1,412
Total stock-based compensation expense	$2,139	$3,872	$5,638	$10,972

At September 30, 2022 there was $11.7 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 3.04 and $10.5 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.23 years.

13. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. The Company’s effective tax rate from continuing operations was (1.0%) and 1.9% for the three and nine months ended September 30, 2022, respectively, and 0.0% for both the three and nine months ended September 30, 2021. The change in the effective tax rate from September 30, 2021 to September 30, 2022 relates to federal and state income tax refunds. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

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

14. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	September 30, 2022	September 30, 2021
Options to purchase common stock	14,680,337	7,864,143
Restricted stock units	7,455,920	2,711,756
Common stock warrant	26,183,830	60,935,121
Common stock issuable upon conversion of Convertible Notes	40,588,672	50,244,632
Total	88,908,759	121,755,652

15. Subsequent Events

In November 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of an aggregate of 32,506,250 shares of common stock and accompanying warrants to purchase

32,506,250 shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $0.3288 per share, will become exercisable commencing six months following the date of issuance and will expire five years following the initial exercise date. The Company received approximately $9.75 million in gross proceeds from the offering. Approximately $3.75 million of the gross proceeds from the offering were received as an in-kind payment in the form of a waiver of the Company’s cash interest payment obligation of approximately $3.75 million due on certain of the Company’s 7.25% Convertible Senior Notes due 2025 held by affiliates of Athyrium for the payment date occurring on December 1, 2022.

Additionally, the Company agreed with certain institutional investors to amend outstanding warrants previously issued in 2021 to purchase (i) up to 2,622,377 shares of common stock with an exercise price of $6.86 per share and (ii) up to 10,097,166 shares of common stock with an exercise price of $2.84 per share. Accordingly, the Company agreed to (i) lower the exercise price of such existing warrants to $0.3288 per share, (ii) provide that such existing warrants, as amended, will not be exercisable until May 9, 2023 and (iii) extend the original expiration date of such existing warrants to May 9, 2028. 8,097,166 of the amended warrants are held by affiliates of Athyrium.

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

Recent Developments

We recently completed and announced during the quarter our PM-611 device function study which assessed whether the autonomous location functionality of the ingestible devices designed for targeted drug delivery was impacted by a fed state as compared to a fasted state. The study demonstrated that all analyzed capsules indicated entry to the colon, activation, and deployment, regardless of fasted or fed schedule, with no failure modes observed in the analyzed devices. These study results suggest that the DDS capsule could be the first ingestible therapeutic delivery device that does not require fasting or other food restriction for use, which could be an important consideration for patients who need frequent dosing in chronic diseases like ulcerative colitis.

We also recently presented at the American College of Gastroenterology annual meeting results from our PM-602 device function study which assessed the safety and performance of the DDS device in active UC patients. The study demonstrated that the device was well tolerated, and that the device performed as intended in active UC patients. In all seven patients, the device accurately identified entry into the colon, triggered release of a liquid payload, and achieved distribution across the entire colon. We are not aware of any other oral drug delivery technology that can accurately detect colon entry, especially in the environment of inflammation, blood and highly variable motility seen in active ulcerative colitis.

During the quarter ended June 30, 2022, we submitted a Type C filing to the FDA asking for feedback on our proposed PGN-600 (also known as BT-600) clinical development plan related to our targeted therapeutics platform. The FDA’s recent response was constructive, and the FDA generally agreed with the trial design and provided helpful feedback on the protocols. The FDA also reviewed the proposed supporting data package and confirmed the need for animal toxicology data, which is planned for later this year. We expect these activities to allow us to file an IND during the first quarter of 2023 and we plan to begin our Phase 1 study thereafter.

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

We are engaged in research and development activities with respect to our therapeutics pipeline product candidates. Following the Strategic Transformation, we are devoting substantially all of our resources to conducting research and development activities (including undertaking preclinical and clinical studies of our therapeutics pipeline product candidates), conducting clinical trials of our most advanced therapeutics product candidates, innovating and protecting our inventions and building our patent portfolios, organizing and staffing our company, business planning and raising capital. We do not have any therapeutics products approved for sale, and we have not generated any revenue from therapeutics product sales.

Our business involves significant investment in research and development activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in research and development to increase as we pursue regulatory approval of our Targeted Therapeutics and Systemic Therapeutics product candidates. The achievement of key development milestones is a key factor in evaluating our performance.

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

We do not expect to generate significant product revenue unless and until we successfully complete development and obtain regulatory and marketing approval of, and begin to sell, one or more of our Targeted Therapeutics and Systemic Therapeutics product candidates, which we expect will take several years. We expect to spend a significant amount in development costs prior to such time. We may never succeed in achieving regulatory and marketing approval for our therapeutics product candidates. We may obtain unexpected results from our preclinical and clinical trials. We may elect to discontinue, delay or modify preclinical and clinical trials of our therapeutics product candidates. A change in the outcome of any of these variables with respect to the development of a product candidate could mean a significant change in the costs and timing associated with the development of that product candidate. Accordingly, until such time as we can generate significant product revenue, if ever, we expect to continue to seek private or public equity and debt financing to meet our capital requirements. There can be no assurance that such funding may be available to us on acceptable terms, or at all, or that we will be able to commercialize our therapeutics product candidates. In addition, we may not be profitable even if we commercialize any of our therapeutics product candidates.

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

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of non-invasive prenatal tests ("NIPT"), genetic carrier screening, and pathology molecular testing. If our development efforts for our Targeted Therapeutics and Systemic Therapeutics product candidates under development are successful and eventually result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our product candidates or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our therapeutics product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our Targeted Therapeutics and Systemic Therapeutics product candidates.

Research and Development

Research and development expenses consist primarily of costs associated with developing new products, including our therapeutics product candidates. Research and development expenses also consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, benefits, consulting costs, and allocated overhead costs. Research and development costs are expensed as incurred.

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

Results of Operations.

Comparison of Three Months Ended September 30, 2022 and 2021

	Three Months Ended September 30,
	2022	2021
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$80	$182
Operating expenses:
Research and development	5,820	12,226
Selling, general and administrative	8,147	18,517
Total operating expenses	13,967	30,743
Loss from operations	(13,887)	(30,561)
Interest expense, net	(2,773)	(3,458)
Gain (loss) on warrant liability	2,044	(3,322)
Other (expense) income, net	(100)	467
Loss before income taxes	(14,716)	(36,874)
Income tax expense	(158)	—
Loss from continuing operations	(14,874)	(36,874)
Gain (loss) from discontinued operations	9,760	(6,870)
Net loss	$(5,114)	$(43,744)

Revenue

As a result of the classification of Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Research and Development Expenses

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$5,820	$12,226	$(6,406)	(52.4)%

The decrease in research and development expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees and the cost of supplies.

Selling, General and Administrative Expenses

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling, general and administrative	$8,147	$18,517	$(10,370)	(56.0)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, selling and marketing, facilities and software costs.

Interest Expense, Net

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense, net	$2,773	$3,458	$(685)	(19.8)%

The decrease in interest expense, net was due to a decrease in the balance of Convertible Notes due to conversions during 2021.

Gain (Loss) on Warrant Liability

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) on warrant liability	$2,044	$(3,322)	$5,366	*

* The change is more than 100%

The change in gain (loss) on warrant liability was due to the change in fair value of the warrant liability for warrants issued during 2021.

Other Income, Net

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Other (expense) income, net	$(100)	$467	$(567)	*

The change in other income, net was primarily due to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes for the three months ended September 30, 2021 that did not reoccur in 2022 and loss on asset disposal.

Income Tax Expense

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax expense	$(158)	$—	$(158)	100.0%

The increase in income tax expense was primarily due to recognition of a deferred tax liability related to the transaction with Enumera Molecular, Inc. ("Enumera") that occurred in the second quarter of 2022.

Discontinued Operations

	Three Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) from discontinued operations	$9,760	$(6,870)	$16,630	*

* The change is more than 100%

The change in gain (loss) from discontinued operations was due to the closure of our Laboratory Operations during 2021 and partial reversal of a third-party payor accrual. See Notes 4 and 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations and commitments and contingencies.

Comparison of Nine Months Ended September 30, 2022 and 2021

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$291	$812
Operating expenses:
Research and development	18,282	37,300
Selling, general and administrative	30,014	61,190
Total operating expenses	48,296	98,490
Loss from operations	(48,005)	(97,678)
Interest expense, net	(8,305)	(10,450)
Gain (loss) on warrant liability	15,446	(5,818)
Other income, net	4,824	18,211
Loss before income taxes	(36,040)	(95,735)
Income tax benefit (expense)	679	—
Loss from continuing operations	(35,361)	(95,735)
Gain (loss) from discontinued operations	10,926	(58,804)
Net loss	$(24,435)	$(154,539)

Revenue

As a result of the classification of Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Research and Development Expenses

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$18,282	$37,300	$(19,018)	(51.0)%

The decrease in research and development expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees and the cost of supplies.

Selling, General and Administrative Expenses

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling, general and administrative	$30,014	$61,190	$(31,176)	(50.9)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, selling and marketing, and software costs.

Interest Expense, Net

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Interest expense, net	$8,305	$10,450	$(2,145)	(20.5)%

The decrease in interest expense, net was due to a decrease in the balance of Convertible Notes due to conversions during 2021.

Gain (Loss) on Warrant Liability

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) on warrant liability	$15,446	$(5,818)	$21,264	*

* The change is more than 100%

The change in gain (loss) on warrant liability was due to the change in fair value of the warrant liability for warrants issued during 2021.

Other Income, Net

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Other income, net	$4,824	$18,211	$(13,387)	*

The change in other income, net was primarily due to a decrease in the fair value of our embedded derivative liability related to the Convertible Notes for the nine months ended September 30, 2021 that did not reoccur in 2022 and loss on asset disposal, offset by a gain of $5.7 million on investment in Enumera.

Income Tax Benefit

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Income tax benefit	$679	$—	$679	100.0%

The increase in income tax benefit was primarily due to federal and state income tax refunds, offset by recognition of a deferred tax liability related Enumera.

Discontinued Operations

	Nine Months Ended
	September 30,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain (loss) from discontinued operations	$10,926	$(58,804)	$69,730	*

* The change is more than 100%

The change in gain (loss) from discontinued operations was due to the closure of our Laboratory Operations during 2021 and partial reversal of a third-party payor accrual. See Notes 4 and 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations and commitments and contingencies.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including Convertible Notes.

As of September 30, 2022, we had $37.1 million of cash and cash equivalents and $127.4 million of outstanding Convertible Notes. Our accumulated deficit as of September 30, 2022, was $813.1 million. For the nine months ended September 30, 2022, we had a net loss of $24.4 million and cash used in operations of $53.4 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs.

While we have greatly reduced our cash burn following the Strategic Transformation, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2022, and will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2022. We therefore intend to raise additional capital through equity offerings and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic.

Convertible Notes

In December 2020, in connection with a private offering of the convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our convertible notes ("Convertible Notes"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the Convertible Notes of $2.4 million and $7.2 million during the three and nine months ended September 30, 2022, respectively, and $3.0 million and $9.1 million during the three and nine months ended September 30, 2021, respectively.

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

The Convertible Notes have customary provision relating to the occurrence of Events of Default (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and assets of our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our subsidiaries with respect to indebtedness for borrowed money of at least $7,500,000; (vi) the rendering of certain judgments against us or any of our subsidiaries for the payment of at least $7,500,000, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. As of September 30, 2022, we were in compliance with all such covenants.

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

In November 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of an aggregate of 32,506,250 shares of common stock and accompanying warrants to purchase

32,506,250 shares of common stock, at a combined purchase price of $0.30 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $0.3288 per share, will become exercisable commencing six months following the date of issuance and will expire five years following the initial exercise date. The Company received approximately $9.75 million in gross proceeds from the offering. Approximately $3.75 million of the gross proceeds from the offering were received as an in-kind payment in the form of a waiver of the Company’s cash interest payment obligation of approximately $3.75 million due on certain of the Company’s 7.25% Convertible Senior Notes due 2025 held by affiliates of Athyrium for the payment date occurring on December 1, 2022.

Additionally, the Company agreed with certain institutional investors to amend outstanding warrants previously issued in 2021 to purchase (i) up to 2,622,377 shares of common stock with an exercise price of $6.86 per share and (ii) up to 10,097,166 shares of common stock with an exercise price of $2.84 per share. Accordingly, the Company agreed to (i) lower the exercise price of such existing warrants to $0.3288 per share, (ii) provide that such existing warrants, as amended, will not be exercisable until May 9, 2023 and (iii) extend the original expiration date of such existing warrants to May 9, 2028. 8,097,166 of the amended warrants are held by affiliates of Athyrium .

At-The-Market Sales Agreement and Offering

In November 2021, we entered into an At Market Issuance Sales Agreement ("Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90,000,000, from time to time, in “at the market” offerings through the Agents. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the Sale Agreement. During the three months ended September 30, 2022, the Company received net proceeds of $1.8 million, after deducting commissions and other offering expenses, from the sale of 2,757,331 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $0.68 per share.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development expenses will continue to increase as we focus on developing innovative products, including our therapeutics product candidates, through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. We expect selling and marketing and general and administrative expenses to decrease as a result of the closure of our Laboratory Operations and the sale of Avero. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(53,399)	$(127,440)
Cash used in investing activities	(720)	(1,453)
Cash provided by financing activities	2,782	91,509

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2022 was primarily attributable to a $24.4 million net loss, adjusted for a $10.9 million gain from discontinued operations and non-cash charges, primarily driven by a $15.4 million change in fair value related to the warrant liability and $5.7 million gain on investment in Enumera, partially offset by $5.6 million of stock-based compensation expense, $1.0 million of debt discount amortization, $0.7 million of depreciation and amortization, $0.5 million of fixed asset impairment and $0.5 million of loss on disposal of fixed assets. The net cash outflow from changes in operating assets and liabilities was attributable to a $6.4 million decrease in accounts payable, a $1.5 million decrease in other long-term liabilities, and a $56,000 decrease in accrued expenses and other current liabilities, offset by a $1.4 million increase in prepaid expenses and other current assets. Additionally, net cash provided by operating activities from discontinued operations contributed $11.6 million of inflows.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2022 was attributable to $0.7 million in purchases of property and equipment. Net cash used in investing for the nine months ended September 30, 2021 was primarily attributable to $0.9 million in purchases of property and equipment and $0.6 million from discontinued operations.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to $6.5 million in net proceeds from the issuance of common stock, partially offset by $3.7 million in payments for insurance financing. Net cash provided by financing activities during the nine months ended September 30, 2021 was primarily attributable to $23.4 million in net proceeds from the issuance of common stock, and $79.4 million in net proceeds from the issuance of common stock warrants, partially offset by $10.8 million in payments for insurance financing.

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

During the nine months ended September 30, 2022, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Form 10-K for the year ended December 31, 2021.

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

We disputed these claims of recoupment with the Department and filed administrative complaints with the State of Colorado Office of Administrative Courts. In October 2022, we reached written settlement agreement resolution of the matter that included a dismissal of the complaints and a full release of all the claims, except for $10,000 in claims, which we will refund.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the “OAG”), requesting documents and information related to our former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” After the Company completed its productions in response to the subpoena, the OAG informed the Company's counsel that it believes it may have claims under California’s false advertising and unfair business practices laws. The OAG alleged that, in some cases, the Company billed patients for co-payment amounts higher than the amounts it historically advertised as “average” co-pays for its genetic test offerings. The Company disputes the allegations and is preparing a rebuttal to the OAG. It is not possible to predict an outcome at this time.

Texas OIG Inquiry

On October 16, 2019, we received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (the "TX OIG"), alleging that we did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. We submitted a written response to the inquiry on October 23, 2019. In October 2021, we received a letter from the TX OIG asking us to renew our engagement on the matter. During the third quarter of 2022, we fully resolved and settled the matter for an immaterial payment in exchange for a release of all claims.

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
•
The manufacturing of our therapeutics product candidates, and other products under development, is highly exacting and complex, and we depend on third parties to supply materials and manufacture certain products and components.
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
•
We are still developing our therapeutics pipeline and are in the early stages of its development, have conducted some early preclinical studies, and limited early clinical studies, and to date have generated no therapeutics products or product revenue. There can be no assurance that we will develop any therapeutics products that deliver diagnostic or therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.
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

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•
the scope and duration of and expenditures associated with our discovery efforts and research and development programs, including for our therapeutics pipeline;
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

The manufacturing of our therapeutics product candidates, and other products under development, is highly exacting and complex, and we depend on third parties to supply materials and manufacture certain products and components.

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

Moreover, we expect that certain of our therapeutics product candidates, including PGN-600, PGN-001, PGN-OB1, and PGN-OB2, are drug/device combination products that will be regulated under the drug and biological product regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act"), and Public Health Service Act (the "PHSA"), based on their primary modes of action as drugs and biologics. Third-party manufacturers may not be able to comply with cGMP regulations, applicable to drug/device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the Quality System Regulation ("QSR"), or similar regulatory requirements outside the United States.

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

On May 4, 2022, we completed the divesture of our single-molecule detection platform and contributed all assets related to the single-molecule detection platform to newly-formed Enumera, which intends to develop and commercialize the platform. We received a minority ownership stake in Enumera in exchange for the assets. It is possible that the value of our equity stake in Enumera will decrease over time, and it is possible that we may never recover any of the costs of the historical R&D investments related to this platform.

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

We expect our future products, if approved, to face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. The larger competitors have substantially greater financial and human resources, as well as a much larger infrastructure than we do. For more information on our therapeutics competitors, see Part I, Item 1. “Business—Competition in Therapeutics” in our Annual Report.

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

We are still developing our therapeutics pipeline and are in the early stages of its development, have conducted some early preclinical studies, and limited early clinical studies, and to date have generated no therapeutics products or product revenue. There can be no assurance that we will develop any therapeutics products that deliver therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.

Our operations with respect to our therapeutics pipeline to date have been limited to developing our platform technology, undertaking preclinical studies and feasibility studies with human subjects, and conducting research to identify potential product candidates. To date, we have only conducted limited feasibility studies in humans to evaluate whether our platform localization technology enables identification of the location of our ingestible medical devices within the gastrointestinal tract as well as the function of our DDS and RSS devices.

We seek to develop a suite of ingestible capsules for both diagnostic and therapeutic solutions. However, medical device and related diagnostic and therapeutic product development is a highly speculative undertaking and involves a substantial degree of uncertainty and we are in the early stages of our development programs. Our therapeutics pipeline has not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as ours for therapeutics. Consequently, the ability to accurately assess the future operating results or business prospects of our therapeutics pipeline is significantly more limited than if we had an operating history or approved commercial therapeutics products. Our success in developing commercial products that are based on our therapeutics pipeline will depend on a variety of factors, many of which are beyond our control, including, but not limited to:

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

Even if we are able to develop one or more commercial therapeutics products, we expect that the operating results of these products will fluctuate significantly from period to period due to the factors above and a variety of other factors, many of which are beyond our control, including, but not limited to:

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

Accordingly, the likelihood of the success of our therapeutics pipeline must be evaluated in light of these many potential challenges and variables.

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

As the healthcare reimbursement system in the United States evolves to place greater emphasis on comparative effectiveness and outcomes data, we cannot predict whether we will have sufficient data, or whether the data we have will be presented to the satisfaction of any payors seeking such data for determining coverage for our products under development, particularly in new areas such as in drug-device combination or therapeutic applications.

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

As of September 30, 2022, we had approximately $127.4 million of Convertible Notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

Additional time may be required to obtain marketing authorizations for certain of our therapeutics product candidates because they are combination products.

Some of our therapeutics product candidates are drug/device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.

Our therapeutics product candidates under development include complex medical devices that, if authorized for marketing, will require training for qualified personnel and care for data analysis.

Our therapeutics product candidates under the early stages of development include complex medical devices that, if authorized for marketing, will require training for qualified personnel, including physicians, and care for data analysis. Although we will be required to ensure that our therapeutics product candidates are prescribed only by trained professionals, the potential for misuse of our therapeutics product candidates, if authorized for marketing, still exists due to their complexity. Such misuse could result in adverse medical consequences for patients that could damage our reputation, subject us to costly product liability litigation, and otherwise have a material and adverse effect on our business, operating results, and financial condition.

The successful discovery, development, manufacturing, and sale of biologics is a long, expensive, and uncertain process and carries unique risks and uncertainties. Moreover, even if successful, our biologic products may be subject to competition from biosimilars.

We may develop product candidates regulated as biologics in the future in connection with our therapeutics pipeline. The successful development, manufacturing, and sale of biologics is a long, expensive, and uncertain process. There are unique risks and uncertainties with biologics. For example, access to and supply of necessary biological materials, such as cell lines, may be limited and governmental regulations restrict access to and regulate the transport and use of such materials. In addition, the testing, development, approval, manufacturing, distribution, and sale of biologics is subject to applicable provisions of the FD&C Act, PHSA, and regulations issued thereunder that are often more complex and extensive than the regulations applicable to other pharmaceutical products or to medical devices. Manufacturing biologics, especially in large quantities, is often complicated and may require the use of innovative technologies. Such manufacturing also requires facilities specifically designed and validated for this purpose and sophisticated quality assurance and quality control procedures. Biologics are also frequently costly to manufacture because production inputs are derived from living animal or plant material, and some biologics cannot be made synthetically.

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

In the future, we may develop pharmaceutical product candidates using our therapeutics pipeline that require FDA approval of a New Drug Application ("NDA"), or a BLA before marketing or sale in the United States. In the NDA or BLA process, we, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for a defined indication before they can be approved for commercial distribution. The FDA or foreign regulatory authorities may disagree with our clinical trial designs and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity, and novelty of the product candidate, and involve the expenditure of substantial resources for research, development, and testing. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, may lead to increased uncertainty regarding the approvability of new drugs.

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

The product candidates associated with our therapeutics pipeline and the activities associated with their development and commercialization, including their design, testing, manufacture, safety, efficacy, recordkeeping, labeling, storage, approval, advertising, promotion, sale, and distribution, export, and import, are subject to comprehensive regulation by the FDA and other regulatory agencies in the United States and by the European Medicines Agency and comparable regulatory authorities in other countries. We have not received authorization to market any of our product candidates from regulatory authorities in any jurisdiction. Failure to obtain marketing authorization for a product candidate will prevent us from commercializing the product candidate.

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

We may develop new medical devices in connection with our therapeutics pipeline and new molecular test candidates that are regulated by the FDA as medical devices. Unless otherwise exempted, medical devices must receive one of the following marketing authorizations from the FDA before being marketed in the United States: “510(k) clearance,” de novo classification, or PMA. The FDA determines whether a medical device will require 510(k) clearance, de novo classification, or the PMA process based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally-marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. The process to obtain either 510(k) clearance or PMA will likely be costly, time-consuming, and uncertain. However, we believe the PMA process is generally more challenging. Even if we design a product that we expect to be eligible for the 510(k) clearance process, the FDA may require that the product undergo the PMA process. There can be no assurance that the FDA will approve or clear the marketing of any new medical device product that we develop. Even if regulatory approval or clearance is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of the new medical device product.

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

Our therapeutics product candidates are subject to a complex set of regulations and rigorous enforcement, including by the FDA, DOJ, HHS, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our product candidates, if approved. As a part of the regulatory process of obtaining marketing authorization for new products and modifications to products, we may conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, operating results, and financial condition. We cannot guarantee that we will be able to obtain or maintain marketing authorization for our product candidates and/or enhancements or modifications to products, and the failure to maintain or obtain marketing authorization in the future could have a material and adverse effect on our business, operating results, financial condition.

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our therapeutics pipeline, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Part I, Item 3. “Legal Proceedings” in our Annual Report. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, among other provisions, included several measures intended to lower the cost of prescription drugs and related healthcare reforms. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

We are developing certain therapeutics product candidates, including pharmaceutical products and medical devices, which if authorized for marketing by the FDA or other regulatory authorities, will be authorized for use in specific indications and patient populations. We expect to train our marketing personnel and direct sales force not to promote our product candidates for uses outside of the FDA-approved or -cleared indications for use, which are sometimes referred to as “off-label uses.” We cannot, however, prevent a physician from using our products off-label, when in the physician’s independent professional medical judgment he or she deems it appropriate. There may be increased risk of injury to patients if physicians attempt to use our products off-label. Furthermore, the use of our products for indications other than those authorized for marketing by the FDA or any foreign regulatory body may not effectively treat such conditions, which could harm our reputation in the marketplace among physicians and patients.

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

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Part II, Item 1 herein, “Legal Proceedings—Ravgen Lawsuit” for more information regarding a patent infringement suit filed by Ravgen related to our laboratory developed test business, which is no longer in operation. There can be no assurance that we will prevail in the Ravgen matter. For example, in a patent infringement suit filed by Ravgen against another laboratory asserting the same patents, a Texas jury found the laboratory liable for infringement and awarded significant damages.

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

As of September 30, 2022, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Date:	November 14, 2022	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)