Form 10-K
period 2022-12-31
BIORA THERAPEUTICS, INC.
filed 2023-03-30
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (833) 727-2841

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2022, was approximately $114,439,824.

The number of shares of Registrant’s Common Stock outstanding as of March 20, 2023 was 11,828,453.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement relating to its 2023 Annual Meeting of Stockholders, to be held on or about June 14, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such proxy statement will be filed with the U.S. Securities and Exchange Commission within 120 days after the end of the fiscal year to which this report relates.

`

EXPLANATORY NOTE

All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect a 1-for-25 reverse stock split completed on January 3, 2023.

TRADEMARKS

Biora TherapeuticsTM, BIOJETTM, NAVICAPTM, and GITRACTM are trademarks of Biora Therapeutics, Inc. Any other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

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

PART I

In this Annual Report, “Biora,” “Biora Therapeutics,” “we,” “us” and “our” refer to Biora Therapeutics, Inc., and our wholly-owned subsidiaries on a consolidated basis, unless the context otherwise provides.

Item 1. Business.

Overview

Biora Therapeutics, Inc. is a biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. Our therapeutics pipeline includes two therapeutic delivery platforms:

•
NAVICAPTM Targeted Oral Delivery Platform: Targeted oral delivery of therapeutics to the site of disease in the gastrointestinal ("GI") tract designed to improve outcomes for patients with Inflammatory Bowel Disease ("IBD"); and
•
BIOJETTM Systemic Oral Delivery Platform: Systemic oral delivery of biotherapeutics designed to replace injection with needle-free, oral delivery of large molecules for better management of chronic diseases.

Our therapeutic pipeline is shown below.

Targeted Therapeutics for GI-Related Disorders

Our NAVICAP targeted drug delivery platform, previously known as the Drug Delivery System, or DDS, is a drug-device combination product utilizing an ingestible smart capsule for targeted delivery of therapeutics in the GI tract to improve treatment of IBD. Once swallowed, the capsule is designed to autonomously identify specific locations in the GI tract and release a therapeutic dose at the site of disease. The NAVICAP device is about the size of a “000” capsule, or approximately the size of a fish oil capsule, and has a drug capacity of up to 500µL. To date, the NAVICAP device has demonstrated a favorable safety profile and high accuracy rate in identifying entry into the colon in both normal healthy volunteers and active ulcerative colitis ("UC") patients. Biora was a recipient of a Crohn’s and Colitis Foundation ("CCF") IBD Ventures development grant to support development and further clinical evaluation of the targeted therapeutics program in 2022.

Of the 1.6 million patients in the United States who suffer from IBD, only 15-30% of patients achieve remission of symptoms after induction with any drug therapy, likely due to challenges in safely achieving therapeutic drug levels in the affected tissues. Our NAVICAP platform utilizes a novel therapeutic approach that has the potential to improve IBD patient outcomes by maximizing the available dose at the site of disease while reducing systemic toxicity. By reducing systemic drug levels, this approach may also enable combination therapy.

Targeted Therapeutics Market

Inflammatory Bowel Diseases

IBDs are a heterogeneous group of inflammatory disorders of the GI tract, and broadly include two major groups: Crohn’s disease and UC. According to the CCF, there are approximately 1.6 million Americans affected by IBD. The disease typically has an onset before 30 years of age and is a lifelong illness that can be potentially life-threatening. The body’s immune system which normally protects the body from external invaders like bacteria and viruses becomes dysregulated in patients with IBD and this causes the immune system to attack the body’s own tissues. Although IBD has no known cause, there is strong evidence that genetics, a dysregulated immune system, the environment and the gut microbiome all play a role initially in causing the disease, and then in perpetuating the inflammation. We estimate the IBD therapeutics market to be in excess of $15 billion.

Ulcerative Colitis

The CCF estimates that UC may affect as many as 907,000 Americans. UC is characterized by inflammation and ulceration of the mucosal lining of the colon. The typical symptoms include diarrhea, bleeding and often abdominal pain. In more severe cases, there can be large amount of blood loss, which can be life-threatening and require emergency surgery. The goal of medical treatment for all forms of IBD is to reduce the inflammation and induce remission initially with medication, followed by the administration of maintenance medication to prevent a relapse of the disease. Treatment for UC depends on the severity of the disease, complications, and response to previous treatment. Most patients with mild to moderate UC will first be treated with aminosalicylates. For patients with moderate to severe UC who do not respond to aminosalicylates, more potent systemic therapies such as infliximab and adalimumab are used. Despite multiple therapeutics being approved for UC that work through a range of mechanisms, outcomes for these patients remains poor with few patients achieving long-term remission. Data suggests that only 15-30% of patients achieve remission of symptoms after induction with any drug therapy. Many of these therapies have side effects that limit dosing, which leads to insufficient drug levels in diseased tissue. There is growing data that suggests the amount of drug in tissue is a key driver of patient outcomes. For anti-TNF-alphas such as infliximab and adalimumab, clinical studies have shown that the tissue TNF-alpha level far exceeds the amount of drug reaching the actively-inflamed tissue in patients with active IBD. We believe that current approaches to drug delivery are inadequate to suppress the inflammatory response. In addition, we presented, in conjunction with our academic collaborators, compelling evidence to support the importance of drug levels in tissue at the 17th Congress of the European Crohn’s and Colitis Organization and at the 34th edition of the Belgian Week of Gastroenterology. Material presented included data from patients with moderate to severe UC taking commercial formulations of tofacitinib. GI tissue biopsies were obtained from these patients, which identified a clear correlation between higher concentrations of drug in the tissue and improved outcomes.

Our Solution: NAVICAP Targeted Drug Delivery Platform

Our NAVICAP platform is designed to deliver drugs to the site of disease in the GI tract to improve treatment of IBD. Using this platform, we are developing a pipeline of investigational drug-device combinations that are designed to overcome the limitation of current treatments. Our products are designed to treat disease at the site in the GI tract and achieve high concentration in the affected tissues with the potential to drive efficacy and minimize systemic exposure and toxicity. Through preclinical studies we have shown that a range of molecules, including monoclonal antibodies targeting key pathways including TNF-alpha, integrins and interleukins, were found in inflamed colonic tissue when given directly into the lumen of the colon. We have conducted preclinical studies which indicate that these molecules, given locally in animal models, can be efficacious. We believe delivering drugs locally at the site of inflammation will result in a higher concentration of drug in the intestinal tissues of patients with IBD, potentially leading to greater efficacy. We believe that local delivery at the site of disease will result in less systemic exposure and may require lower drug administration, potentially reducing the severe adverse event profiles seen with some of these therapeutics. We also believe that because this technology is designed to have lower systemic absorption, it may be ideal for use in combination therapy with the potential to boost efficacy without adversely affecting the active drug’s safety profile.

NAVICAP drug delivery device

NAVICAP Targeted Drug Delivery Device

The NAVICAP drug delivery device is an investigational, clinical-stage, single-use ingestible device approximately the size of a fish oil capsule and rounded for ease of swallowing. It has a drug capacity of up to 500µL with an outer casing made of inert material. It is designed to passively deliver a precise dose of drug that can act locally in the GI tract, thereby potentially limiting systemic absorption and the associated toxicity side effects.

GITRACTM Autonomous Location Technology

The NAVICAP device incorporates our GITRAC autonomous location technology, which is designed to autonomously identify the ileal/ileocecal region of the GI tract and deliver medication to that region. GITRAC is based on a proprietary LED light and photodetector sensor array that detects reflected light in the GI tract and uses a proprietary algorithm to determine anatomical locations of interest, such as the pyloric and ileocecal transition. GITRAC differs from other GI tract localization technologies that rely on pH levels and other physiological factors, which are not specific and are highly variable, especially in patients with IBD. The GITRAC technology was evaluated in 47 subjects across three clinical studies with 85% accurate detection of colon entry.

Clinical Studies

We have conducted three separate clinical studies to evaluate the NAVICAP device function in humans.

PM-601 Device function study in healthy volunteers in a fasted state

We conducted a clinical study to evaluate the safety and tolerability of the device as well as the ability to identify entry into the colon and release payload. In the study, 12 normal healthy volunteers were enrolled and administered a single NAVICAP device loaded with a radioisotope that can be imaged with sequential gamma scintigraphy. Imaging was correlated with data recovered from the device to confirm time of detection of entry into the colon and release of the radioisotope. The results of the study demonstrated that the device was well tolerated and 10/12 (83%) of devices accurately identified entry into the colon. The scintigraphic images below are taken from a subject in the study and demonstrate release in the first part of the colon and eventual total coverage of the colon by the radioisotope.

PM-602 Device function study in patients with active UC

In this clinical device performance study, we evaluated whether the NAVICAP device can accurately identify entry to the colon, activate, and release a payload in patients with active UC, which presents a challenging environment of inflammation, bleeding, and highly variable motility. The NAVICAP device was ingested orally, and after localization, released a payload that included radioisotopes. Scintigraphic imaging was used to evaluate device localization and payload delivery to the large intestine. Study results demonstrated that the device was well tolerated and performed as intended in active UC patients. All devices (7/7) accurately identified entry into the colon, triggered release of a liquid payload, and achieved distribution across the colon. This study was funded in part by the CCF.

PM-611 Device function study in healthy volunteers – fasted and fed

In this clinical study, we evaluated whether the NAVICAP device is impacted by food, potentially enabling non-fasted administration. Results of the study demonstrated that the NAVICAP device was well tolerated and functioned as intended in healthy volunteers using four different fasted/fed dosing schedules.100% of analyzed devices successfully identified entry to the colon in all fasted/fed schedules (39/39), and 97.4% of analyzed devices activated the payload release function (38/39). This study confirmed that the potential effect of food on the function of the NAVICAP device is minimal.

Lead Programs

We have two lead programs, BT-600 (NAVICAP + tofacitinib) and BT-001 (NAVICAP + variant of adalimumab). Both tofacitinib and adalimumab have been approved for treatment of UC, but are dose limited by safety concerns at higher doses. Existing research, including research we have generated, suggest that efficacy may be limited by insufficient drug reaching diseased tissue in the colon. We believe our technology can deliver sufficient amounts of these drugs to the site of disease to improve outcomes for patients suffering from UC.

BT-600 Liquid formulation of tofacitinib delivered via NAVICAP for the treatment of ulcerative colitis

We are developing BT-600 (formerly known as PGN-600) as an orally-delivered liquid formulation of tofacitinib for the treatment of UC. BT-600 is our most advanced targeted therapeutics candidate. Tofacitinib is approved for UC and dose-limited based on safety concerns, making it an ideal therapy for targeted delivery. We have generated data in animal models of colitis that tofacitinib delivered directly to the colon can lead to significantly higher colon tissue concentrations than equivalent standard oral doses.

We conducted a preclinical study of BT-600 in a canine model comparing seven-day daily administration of 10 mg standard oral tablet formulation of tofacitinib to 10 mg of liquid formulation of tofacitinib delivered via NAVICAP (BT-600). We evaluated mean concentration of tofacitinib in tissues at day seven and systemic tofacitinib levels by area under the curve at days one and six.

The pharmacokinetic ("PK") data obtained with BT-600 and tofacitinib oral tablet is illustrated in the graphs presented below.

PLASMA LEVEL CMAX ~5X LOWER

Tofacitinib (ng/mL)
600
400
200
0
0
4
8
12
16
20
Hours
Tofacitinib Oral Tablet 10mg
BT-600 10mg

COLON TISSUE COVERAGE ~100X HIGHER

Tofacitinib (ng/g)
100000
10000
1000
100
50
10
Proximal Colon
Transverse Colon
Distal Colon
Rectum
Proximal Colon
Transverse Colon
Distal Colon
Rectum

Results of the study demonstrated BT-600 was well tolerated with a favorable safety profile and that when tofacitinib was delivered to the colon drug levels in blood were reduced as compared to oral tofacitinib tablets. In addition, tissue drug levels were at least 25 times higher along the length of the colon as compared to oral tofacitinib tablets. We believe these results indicate that BT-600 has the potential to increase local tissue concentrations while lowering systemic levels that could lead to a safer and more efficacious treatment.

We recently completed a preclinical study of BT-600 in a canine model comparing 14-day daily administration of 10 mg standard oral tablet formulation of tofacitinib to 10 mg of liquid formulation of tofacitinib delivered via NAVICAP (BT-600). Over 600 planned devices were administered and we observed no adverse events or safety signals. We are continuing development of BT-600 and, subject to regulatory approval, we plan to initiate a Phase 1a clinical trial of BT-600 in healthy volunteers during the second half of 2023 evaluating both blood and colon tissue concentrations of tofacitinib, and a potential Phase 1b trial in active UC patients in the first half of 2024. We believe that if we demonstrate similar results clinically to what has been observed preclinically, and given the known efficacy of the currently-approved doses of tofacitinib, BT-600 has the potential to improve the management of UC patients.

BT-001 Liquid formulation of Anti-TNF-alpha monoclonal antibody delivered via NAVICAP for the treatment of ulcerative colitis

We are developing BT-001 (formerly known as PGN-001) as an orally-delivered variant of adalimumab for the treatment of UC. Multiple anti-TNF-alpha targeting therapies have been approved for UC, but data suggests patients may not have enough drug in the tissue to engage the target, TNF-alpha, and reduce inflammation. We have conducted a series of preclinical studies demonstrating the potential of locally-delivered anti-TNF-alpha antibodies to reduce disease burden in UC models.

We conducted a study in an adoptive T cell transfer model of colitis in mice and compared an anti-TNF-alpha delivered by intraperitoneal ("IP") injection every three days to daily delivery directly to the colon by intracecal ("IC") catheter. We also compared treatment naïve animals and vehicle controls. Treatment duration was 42 days and at day 42, blood and tissues were collected for bioanalysis of inflammatory cytokines and tissues were fixed for histopathologic analysis. The results are presented in the graphs below.

Results of the study demonstrate significant reduction in mean concentration of inflammatory cytokines in groups treated with anti-TNF-alpha by IC or IP route when compared with vehicle control (IP and IC) in colon tissue. Targeted IC anti-TNFα treatment showed a significant improvement in mean histopathologic score when compared with the vehicle controls (IP and IC) groups in proximal and distal colon tissues, indicating that anti-TNF-alpha treatment was generally more effective in this group. Targeted IC anti-TNF-alpha treatment showed the greatest magnitude of lymphocyte reductions when compared with vehicle control groups. We believe this study supports the potential efficacy of locally-delivered anti-TNF-alpha antibodies and BT-001.

BT-001 is currently in preclinical-stage development with an anti-TNF-alpha antibody formulation that we have developed and scaled to Good Manufacturing Practice ("GMP")-grade material.

Systemic Therapeutics

Our systemic therapeutics program uses the BIOJET ingestible capsule, previously known as the Oral Biotherapeutic Delivery System, or OBDS, which is designed for needle-free, oral delivery of large molecules to achieve high systemic exposure. The BIOJET device is approximately the size of a multivitamin. Our technology has the potential to deliver a range of molecules, including monoclonal antibodies, peptides, and nucleic acids. These substances cannot survive stomach acids and are too large to be absorbed in the intestine and, therefore, are currently delivered by injection. However, there is significant aversion to injections among patients, with approximately 20% of adults affected by fear of needles and overall strong patient and physician preference for oral delivery of therapies as compared to injections. This aversion to painful injections affects compliance with therapy, which in turn impacts patient outcomes. For example, diabetes patients initiating treatment with an injectable GLP-1 agonist reported 71% higher discontinuation rate as compared to those starting oral therapy and 42% of patients failed to maintain treatment due to injection concerns.

The BIOJET systemic drug delivery platform is a novel platform for the delivery of therapeutics that would otherwise require injection. Once swallowed, the capsule is designed to move through the intestinal tract and trigger in the small intestine, where it uses needle-free, liquid-jet release to inject drug directly into the small intestine for optimized bioavailability.

The BIOJET platform is designed to enable delivery of liquid drug, reducing or eliminating the need for reformulation, and allowing for dosing of up to 400 µL. This makes the technology potentially broadly applicable for large molecule candidates. With more frequent administration, oral delivery has the potential to improve drug efficacy and safety as compared to current injection regimens.

Systemic Therapeutics Market

Over the past two decades, biologic drugs have become the standard of care for a variety of diseases, including rheumatoid arthritis, psoriasis, diabetes, Crohn’s disease, UC, and a range of cancers. We estimate the total biologics market to be in excess of $250 billion (or over $100 billion for monoclonal antibodies alone).

To reduce injections, many biologics have been developed for less frequent dosing, such as weekly or monthly injections; however, this means larger amounts of drug are in circulation, which can lead to safety concerns. This also means that before the next dose, drug levels can drop lower than desired, potentially impacting efficacy. An ideal dosing regimen may be a more frequent dosing schedule, such as daily, to maintain drug levels within a smaller window that is optimal for safety and efficacy.

To date, efforts to deliver biologics orally have seen limited success. The primary mechanism has been chemical agents formulated with drugs that facilitate passage from the gut lumen into the GI tissue. These approaches are limited to small peptides and, even then, bioavailability of less than 1% is achieved. We believe that an average bioavailability of around 10 to 15% with repeat dosing will prove satisfactory for a large number of biologics.

Our Solution: Systemic Therapeutics

We are developing drug-device combinations designed to deliver biologics systemically, via a more desirable oral route of administration. Our unique approach to oral delivery of biologic drugs is through use of an ingestible capsule designed for needle-free jet injection of a liquid drug formulation into the tissue of the small intestine where it can be absorbed systemically. We believe systemic therapeutics can (1) help improve patient compliance and lower IV infusion costs, (2) help expand the market for drugs across a range of chronic use indications, and (3) help biotherapeutics become more competitive with small molecules.

BIOJET Systemic Drug Delivery Platform

Our BIOJET systemic drug delivery platform is designed to orally deliver large molecules through a needle-free injection in the small intestine for systemic uptake. The BIOJET capsule protects the drug from acids and proteolytic enzymes and upon reaching the small intestine, an enteric trigger degrades, activating the needle-free liquid-jet formation and delivery. We initially developed an endoscopically- or surgically-placed, liquid-jet device for optimization and early preclinical work. With the endoscopically- or surgically-placed device we assessed the potential bioavailability rates that may be achieved with our device in preclinical swine studies with drugs such as human insulin, dulaglutide, and adalimumab. In these studies, we have observed average bioavailability of approximately 19% (n=18), 29% (n=11), and 27% (n=11), respectively. We have since progressed to an autonomous, fully integrated preclinical device for further evaluation.

BIOJET Drug Delivery Device

The BIOJET device is approximately the size of a multivitamin, is shaped like a standard capsule for ease of swallowing and can deliver a drug payload of up to 400 µL. The large payload and liquid delivery make the platform broadly applicable to a range of molecules, including monoclonal antibodies, peptides, and nucleic acids.

We conducted a preclinical study with an autonomous BIOJET device delivered orally to canines. The study was a single-dose study evaluating safety and tolerability of the device in addition to the ability of the device to activate and deliver payload when it reached the small intestine. We evaluated device function by loading the device with a contrast agent (iohexal) and sequentially imaged post-administration as the device transited through the body. The images below are taken from the study and show the contrast agent inside the capsule in the stomach and after deployment in the small intestine.

This study demonstrated that the device can reliably deploy in the small intestine, which supports oral administration of the BIOJET device. We are continuing to advance development of the BIOJET platform through preclinical testing.

Lead Programs

We have two lead programs, BT-002 (variant of adalimumab) and BT-200 (GLP-1RA). Adalimumab is approved for a range of inflammatory disorders and generated over $18 billion in 2022 in annual sales, making it the best-selling drug globally. An oral variant of adalimumab presents a significant opportunity for the many patients that would like to avoid painful injections. GLP-1RAs are a leading class of therapeutics for type 2 diabetes and have a projected market of over $19 billion by 2028. As a result of our use of known molecules, we believe that rapid proof of concept with preclinical and phase 1 PK results is possible.

BT-002: Liquid formulation of anti-TNF-alpha monoclonal antibody delivered via BIOJET for the treatment of autoimmune conditions

We are developing BT-002 (formerly PGN-OB1) as a combination product of a variant of adalimumab and the BIOJET device for the treatment of inflammatory conditions. Several anti-TNF-alpha antibodies have been approved to treat a range of autoimmune conditions. However, all require either intravenous or subcutaneous injection. An oral anti-TNF-alpha antibody may represent a significant market opportunity. BT-002 is currently in preclinical stage development with an anti-TNF-alpha antibody formulation that we have developed and scaled to GMP-grade material.

We have conducted a series of porcine preclinical studies demonstrating the ability of the BIOJET device to consistently trigger and release payload and achieve high bioavailability. The porcine model is preferred for bioavailability, as the pig intestine anatomy more closely resembles human intestinal anatomy than canine and is therefore more appropriate, especially for our method of delivery. However, the porcine stomach anatomy requires endoscopic placement of the device. In porcine studies with endoscopic placement of the device and autonomous delivery, we have achieved up to 67% bioavailability, with an average of 23% bioavailability in animals where drug was detected in blood. The PK data obtained with BT-002 is illustrated in the graph below.

In February 2023, we announced preliminary results from a preclinical study for the BT-002 program, which assessed the bioavailability of a variant of adalimumab when delivered via BIOJET liquid jet injection technology in a porcine model. A single dose of 56 mg of a variant of adalimumab (a dose similar to those of subcutaneously administered monoclonal antibodies) was administered to a total of nine animals, using the BIOJET device. The device was administered and activated endoscopically. Following administration, drug was detected in the blood in all animals with an average bioavailability of 51.3%, and variability similar to that observed by others with subcutaneous injection. These results demonstrate the potential of our liquid jet delivery technology to perform comparably to subcutaneous injection. We expect to release detailed results in conjunction with a planned presentation of the data during 2023.

BT-200: Liquid formulation of a GLP-1 receptor agonist delivered with via BIOJET for the treatment of type 2 diabetes

We are developing BT-200 (formerly PGN-OB2) as a combination product of a GLP-1 receptor agonist and the BIOJET device for the treatment of type 2 diabetes. We believe oral GLP-1RAs will be preferred by patients to injectables, resulting in a significant market opportunity.

In February 2023, we announced preliminary results from preclinical testing to assess the bioavailability of semaglutide, a GLP-1 receptor agonist, when delivered via BIOJET liquid jet technology in a porcine model. Seven animals received a single dose of 0.96 mg of a liquid formulation of semaglutide using the BIOJET device, which was administered and activated endoscopically, with comparison to a control animal with drug administered intravenously. Following administration of semaglutide, drug was detected in the blood in all seven animals with an average bioavailability of 37%, and with variability similar to that observed by others with subcutaneous injection. We expect to release detailed results in conjunction with a planned presentation of the data during 2023.

Collaborations and Partnerships

Our strategy is to advance our own pipeline while partnering with third parties to also leverage their drug candidates and resources to help make the BIOJET platform a leader in the oral delivery of biotherapeutics. We are currently engaged in three ongoing collaborations, two of which are with large pharmaceutical companies for the use of the BIOJET platform with their molecules and one of which is with Ionis Pharmaceuticals, Inc. for the delivery of antisense oligonucleotides via BIOJET. As we advance development of our BIOJET platform we intend to expand our existing collaborations and pursue additional partnership opportunities with large pharmaceutical companies.

GI Sampling and Diagnostics

We have previously developed two additional ingestible devices focused on GI sampling and diagnostics.

Our Recoverable Sampling System ("RSS") platform is an ingestible smart capsule designed to autonomously identify locations in the GI tract, and collect and preserve a sample for analysis. This platform, if successfully developed, has the potential to analyze and characterize the GI tract. We have previously demonstrated the ability of the RSS to collect and preserve microbiome samples from within the GI tract of normal healthy volunteers.

Our PIL Dx ("PIL Dx") platform is an ingestible smart capsule designed to sample, measure, and transmit results. This platform has the potential for on-board fluorescent assays measuring bacteria, proteins, and drugs, plus additional detection modalities. If successfully developed, the PIL Dx could address unmet healthcare needs by more precisely identifying and diagnosing chronic GI diseases like small intestinal bacterial overgrowth, IBD and non-alcoholic fatty liver disease.

We are not currently in active development with the RSS and PIL Dx platforms but may develop them in the future.

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

Targeted Therapeutics Competition

The current IBD market is both established and mature, comprised of a range of therapeutic agents, including branded and generic small molecules, biologics and biosimilars, and involving multiple mechanisms of action as well as routes of administration. Although we believe our technology platform will provide us with a competitive advantage in its ability to enable targeted delivery of therapeutic agents via oral administration, we will face competition from several companies whose current research and development ("R&D") efforts will likely result in the emergence of newer pharmaceuticals touting oral administration, more convenient dosing frequency, novel mechanisms of action, and improved safety profiles and drug availability. We believe that the majority of competition will come from those companies marketing or developing biologics and small molecule therapeutics, such as AbbVie, Eli Lilly, Galapagos, Gilead, J&J, Pfizer, Protagonist, Roche, Takeda, and UCB.

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
•
Enteric coating technologies designed to prevent gastric degradation of active pharmaceutical ingredients and facilitate GI delivery: Catalent, Cosmo Pharmaceuticals, Intract Pharma, Lonza, and Tillotts Pharma; and

•
Ingestible devices designed for the delivery of a therapeutic payload: Novo Nordisk, Lyndra Therapeutics, Rani Therapeutics, Biograil, Eli Lilly and Amgen.

Our Strengths

Our business is built on a strong foundation designed to allow us to differentiate ourselves from potential competitors and drive the development of innovative platforms and product solutions.

Our strengths include:

•
Breadth and depth of R&D capabilities driving breakthrough innovation. We have built a first-class R&D organization capable of harnessing and translating novel technologies into innovative platforms and product solutions as we strive to remain at the forefront of patient needs. Our technical expertise along the product development spectrum includes medical device, therapeutics and diagnostic expertise, and enables us to leverage existing knowledge to solve new challenges. Our targeted therapeutics and systemic therapeutics team is comprised of over 25 full-time, experienced drug developers, engineers, researchers, manufacturers and innovators working to create solutions to improve patient outcomes. In addition to our full-time staff, our team is augmented by more than 50 contract researchers, manufacturers, and consultants.
•
Drug-Device combination platforms targeting large, underserved markets. We are developing multiple therapeutics with a platform approach based on innovative drug-device combinations, which could represent a paradigm shift from existing therapeutics approaches. We believe these platforms have the potential to address significant unmet medical needs.
•
Comprehensive intellectual property portfolio. We hold the rights to approximately 300 issued patents and pending patent applications that include claims that are directed to a range of therapeutic and device methods, systems, and compositions surrounding our suite of current and future products. In addition, we believe that our trade secrets and other know-how provide additional barriers to entry to potential competitors.
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

Our Strategy

Our vision is to build upon our expertise and core competencies to transform biotherapeutic use and delivery. To realize our vision, we intend to:

•
Focus on developing products that address the most critical needs of patients. One of our primary goals as a company is to develop products that have the greatest impact on patients. We focus our R&D efforts on technologies that have the potential to disrupt current treatment paradigms and transform how healthcare is provided, thereby improving patients' lives. We intend to target diseases with large markets and where current treatments have limited efficacy and very high morbidity, such as IBD. In addition to prioritizing diseases with high unmet need, we will look for the potential to expand the portion of the population that can be treated as our targeted therapeutics may have lower systemic toxicity, lower immunogenicity, and increase market penetration.
•
Develop and commercialize a disruptive pipeline of drug-device combination products. Our platform is focused on addressing unmet medical needs of patients with GI disorders and beyond. Leveraging our capsule technologies and platforms, we are developing investigational devices and drug-device combinations designed for therapeutic purposes. We believe our product candidates, if successfully developed and approved or cleared, could transform patient management. Ultimately, we intend to pursue commercialization of such product candidates ourselves or via strategic partnership.
•
Opportunistic approach to drug candidate selection. Using our platforms, we are developing potentially improved versions of existing drugs with established mechanisms of action. We intend to only pursue mature and approved drugs with expiring patents that we believe are biologically suited to address the target disease. We believe this strategy of starting with an approved therapeutic is core to operating drug development programs in a scalable and capital-efficient manner. By starting with approved drugs with known mechanisms of action, we believe we can efficiently and cost-effectively evaluate opportunities that we believe are the most promising, and very quickly discontinue programs that do not meet performance thresholds. We believe this will enable us to develop a sustainable and scalable platform to develop multiple drug-device candidates.

•
Leverage our robust R&D capabilities to drive breakthrough innovation. We continually strive to innovate in ways that will allow us to disrupt current treatment paradigms. Through our robust R&D pipeline, we seek to unlock novel approaches in the oral delivery of biotherapeutics. Our drug-device combinations could enable new treatment approaches in the areas of (1) delivery of therapeutics to the site of disease in the GI tract, which are designed to improve outcomes for patients with IBD, and (2) systemic delivery of biotherapeutics, which are designed to replace injection with needle free, oral capsules.
•
Focus on maximizing value generation through partnerships and licensing. Our strategy is to continue to develop our product candidates while simultaneously seeking out ways to monetize the assets during and after development. We initially target existing and well-known drugs that enable more rapid proof of concept and potentially abbreviated regulatory pathways. We intend to enter into additional collaborations and partnerships with pharmaceutical companies as part of our strategy to continue the development of our targeted and systemic drug delivery products.

Intellectual Property

The proprietary nature of, and intellectual property protection for, our products, processes, and know-how are important to our business. Our success depends in part on our ability to obtain patent and other legal protection for our products, technology, and trade secrets and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, trade secrets, know-how, license agreements, and nondisclosure and other contractual provisions to protect our intellectual property rights. These rights cover our proprietary technologies, processes, databases, information, and materials. We seek and maintain patent protection in the United States and internationally for our approximately 300 issued patents and pending patent applications, while also in-licensing technology, inventions, and improvements that we consider important to the success of our business. In addition to patent protection, we intend to use other means to protect our products, technology and know-how, including pursuing terms of marketing or data exclusivity for our products, orphan drug status (if applicable) and similar rights that are available under regulatory provisions in certain territories, including the United States and Europe. We also rely on know-how and continuing technological innovation that are protected as trade secrets to develop and maintain our competitive position.

Drug-Device and Diagnostics Device Patent Portfolio

Intellectual property rights relating to our targeted and systemic therapeutics technologies and other ingestible device-enabled technologies include a patent portfolio consisting of approximately 70 distinct patent families comprising around 165 issued patents and approximately 135 pending applications. Of these patents and applications, the latest to expire issued U.S. patents are projected to expire in 2039 and the latest to expire U.S. patent applications, if and when issued, would be projected to expire in 2042, in each case, subject to potential term extensions. Twenty-four of the families were acquired in connection with the acquisition of certain tangible and intangible assets relating to the business formerly operated by Medimetrics GmbH, Medimetrics Personalized Drug Delivery B.V., and Medimetrics Personalized Drug Delivery Inc. In general, we file patent applications in the following patent jurisdictions: the United States, Australia, China, Canada, Europe, and Japan; and sometimes in these additional jurisdictions: Brazil, Eurasia, Hong Kong, Israel, India, South Korea, Mexico, and Singapore.

The patents and pending applications in this portfolio include claims that are directed to a range of gastroenterology-related and drug delivery methods, systems, and compositions, including but not limited to, the following:

•
ingestible drug delivery mechanisms and systems for both topical and systemic delivery of therapeutics;
•
ingestible devices for diagnosing, treating, and aiding in the treatment of GI diseases and conditions;
•
GI-specific drug formulations and dosing regimens;
•
autonomous localization of an ingestible device in the GI tract using visible or infrared light;
•
treatment of GI-related and non-GI diseases and conditions using ingestible devices;
•
GI sampling mechanisms and compositions, including preservatives for GI analytes; and
•
ingestible device assays, optics and analytics for detecting and quantifying GI analytes.

Government Regulation

Regulations Related to Clinical Laboratories

Prior to the Strategic Transformation and the shutdown of commercial operations in our laboratory in Ann Arbor, MI and the sale of our affiliated business Avero Diagnostics, both of which occurred in 2021, we operated clinical laboratories. During that time, we were required to comply with various regulations applicable to clinical laboratories and laboratory developed tests, as well as various healthcare fraud and abuse statutes that applied to our commercial operations, each which are described in detail in our prior SEC filings.

Regulations Related to Our Drug-Device Combination Product Candidate

Due to the variety of product candidates that we are developing, we and our product candidates will be subject to a wide variety of regulations promulgated by the U.S. Food and Drug Administration (the "FDA"). Specifically, our product candidates are subject to regulation by the FDA’s Center for Biologics Evaluation and Research, Center for Devices and Radiological Health and Center for Drug Evaluation and Research, as well as other non-U.S. regulatory bodies (should we develop the product candidates and seek to obtain regulatory clearances or approvals to market outside of the United States). Certain of these applicable regulations are described below.

Medical Device Regulation

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), the FDA has jurisdiction over medical devices, including in-vitro diagnostics devices and other products we are currently developing. The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FD&C Act, also referred to as a 510(k) clearance, or FDA approval of a premarket approval application ("PMA"). We are developing certain product candidates, such as ingestible diagnostic products, that are subject to the FDA’s premarket review requirements applicable to medical devices.

Device Classification

Under the FD&C Act, medical devices are classified into one of three classes—Class I, Class II or Class III—depending on the degree of risk associated with each medical device and the extent of control needed to provide reasonable assurances with respect to safety and effectiveness.

Class I includes devices with the lowest risk to the patient and are those for which safety and effectiveness can be reasonably assured by adherence to General Controls, which require compliance with the applicable portions of the FDA’s Quality System Regulation ("QSR"), facility registration and product listing, reporting of adverse events and malfunctions, and appropriate, truthful and non-misleading labeling and promotional materials. Some Class I devices also require premarket clearance by the FDA through the 510(k) premarket notification process described below. Most Class I products are exempt from the premarket notification requirements.

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

510(k) Pathway

To obtain 510(k) clearance, we must submit a premarket notification under Section 510(k) of the FD&C Act demonstrating that the proposed device is “substantially equivalent” to a predicate device. A predicate device is a legally-marketed device that is not subject to premarket approval, i.e., a device that was legally marketed prior to May 28, 1976 (pre-amendments device) and for which a PMA is not required, a device that has been reclassified from Class III to Class II or I, or a device that was found substantially equivalent through the 510(k) process. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data is sometimes required to support substantial equivalence. The FDA’s 510(k) clearance pathway usually takes from three to 12 months from the date the notification is submitted, but it can take considerably longer, depending on the extent of FDA’s requests for additional information and the amount of time a sponsor takes to fulfill them. After a 510(k) is submitted, the FDA determines whether to accept it for substantive review. If it lacks necessary information for substantive review, the FDA will refuse to accept the 510(k) submission. If it is accepted for filing, the FDA begins a substantive review. By statute, the FDA is required to complete its review of a 510(k) premarket notification within 90 days of receiving the 510(k) submission. As a practical matter, clearance often takes longer, and clearance is never assured.

Although many 510(k) premarket notifications are cleared without clinical data, the FDA may require further information, including clinical data, to make a determination regarding substantial equivalence, which may significantly prolong the review process. If the FDA agrees that the device is substantially equivalent to a predicate device, it will grant clearance to commercially market the device. If the FDA determines that the device is not “substantially equivalent” to a predicate device, or if the device is automatically classified into Class III, the device sponsor must then fulfill the much more rigorous premarketing requirements of the PMA process, or seek reclassification of the device through the de novo process.

After a device receives 510(k) clearance, any modification, including modification to or deviation from design, manufacturing processes, materials, packaging and sterilization that could significantly affect its safety or effectiveness, or that would constitute a new or major change in its intended use, may require a new 510(k) clearance or, depending on the modification, could require a PMA application. The FDA requires each manufacturer to make this determination initially, but the FDA can review any such decision and can disagree with a manufacturer’s determination. If the FDA requires a new 510(k) clearance or approval of a PMA application for any modifications to a previously-cleared product, the applicant may be required to cease marketing or recall the modified device until clearance or approval is received. In addition, in these circumstances, the FDA can impose significant regulatory fines or penalties for failure to submit the requisite 510(k) or PMA application(s).

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

The de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 ("FDASIA"), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application, though in practice the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for Special Controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that General Controls would be inadequate to control the risks and Special Controls cannot be developed.

PMA Pathway

We must submit a PMA if a device cannot be cleared through the 510(k) clearance or de novo process. A PMA must be supported by extensive data, including, but not limited to, technical information, preclinical data, clinical trial data, manufacturing data, and labeling, to demonstrate to the FDA’s satisfaction the safety and efficacy of the device for its intended use.

Following receipt of a PMA, the FDA conducts an administrative review to determine whether the application is sufficiently complete to permit a substantive review. If it is not, the agency will refuse to file the PMA. If it is, the FDA will accept the application for filing and begin the review. The FDA, by statute and by regulation, has 180 days to review a filed PMA, although the review of an application more often occurs over a significantly longer period of time. During this review period, the FDA may request additional information or clarification of information already provided, and the FDA may issue a major deficiency letter to the applicant, requesting the applicant’s response to deficiencies communicated by the FDA. The FDA considers a PMA or PMA supplement to have been voluntarily withdrawn if an applicant fails to respond to an FDA request for information (e.g., major deficiency letter) within a total of 360 days. Before approving or denying a PMA, an FDA advisory panel may review the PMA at a public meeting and provide the FDA with the committee’s recommendation on whether the FDA should approve the submission, approve it with specific conditions, or not approve it. The FDA is not bound by the recommendations of an advisory panel, but it considers such recommendations carefully when making decisions. Prior to approval of a PMA, the FDA may conduct a bioresearch monitoring inspection of the clinical trial data and clinical trial sites, and a QSR inspection of the manufacturing facility and processes. The FDA can delay, limit, or deny approval of a PMA for many reasons, including:

•
the device may not be shown safe or effective to the FDA’s satisfaction;

•
the data from preclinical studies and/or clinical trials may be found unreliable or insufficient to support approval;
•
the manufacturing process or facilities may not meet applicable requirements; and
•
changes in FDA approval policies or adoption of new regulations may require additional data.

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter or an approvable letter, the latter of which usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data are submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain, and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

New PMAs or PMA supplements may be required for modifications to the manufacturing process, equipment or facility, quality control procedures, sterilization, packaging, expiration date, labeling, device specifications, components, materials or design of a device that has been approved through the PMA process. PMA supplements often require submission of the same type of information as an initial PMA, except that the supplement is limited to information needed to support any changes from the device covered by the approved PMA and may or may not require as extensive technical or clinical data or the convening of an advisory panel, depending on the nature of the proposed change.

In approving a PMA, as a condition of approval, the FDA may also require some form of postmarket studies or postmarket surveillance, whereby the applicant follows certain patient groups for a number of years and makes periodic reports to the FDA on the clinical status of those patients when necessary to protect the public health or to provide additional or longer term safety and effectiveness data for the device. The FDA may require postmarket surveillance for certain devices approved under a PMA or cleared under a 510(k) notification, such as implants or life-supporting or life-sustaining devices used outside a device user facility, devices where the failure of which would be reasonably likely to have serious adverse health consequences, or devices expected to have significant use in pediatric populations. The FDA may also approve a PMA with other post-approval conditions intended to ensure the safety and effectiveness of the device, such as, among other things, restrictions on labeling, promotion, sale, distribution, and use.

Clinical Trials

Clinical trials are almost always required to support a PMA and are sometimes required for a 510(k) premarket notification. In the United States, these trials often require submission of an application for an investigational device exemption ("IDE") if the investigation involves a significant risk device. Some types of studies deemed to present “non-significant risk” are deemed to have an approved IDE—without affirmative submission of an IDE application to the FDA—once certain requirements are addressed and institutional review board ("IRB") approval is obtained. The IDE application must be supported by appropriate data, such as animal and laboratory testing results, showing that it is safe to test the device in humans and that the testing protocol is scientifically sound. The IDE must be approved in advance by the FDA for a specified number of patients, unless the product candidate is deemed a non-significant risk device and is eligible for more abbreviated IDE requirements. Clinical trials for a significant risk device may begin once the IDE application is approved by the FDA and appropriate IRBs at the clinical trial sites. Submission of an IDE will not necessarily result in the ability to commence clinical trials, and although the FDA’s approval of an IDE allows clinical testing to go forward for a specified number of subjects, it does not bind the FDA to accept the results of the trial as sufficient to prove the product’s safety and efficacy, even if the trial meets its intended success criteria.

Future clinical trials involving our product candidates will most likely require that we obtain an IDE from the FDA prior to commencing clinical trials and that the trial be conducted under the oversight of IRBs at the clinical trial sites. All clinical trials must be conducted in accordance with the FDA’s IDE regulations that govern investigational device labeling, prohibit promotion, and specify an array of recordkeeping, reporting and monitoring responsibilities of study sponsors and study investigators. Clinical trials must further comply with the FDA’s Good Clinical Practices ("GCP") requirements for IRB approval and for informed consent and other human subject protections. Required records and reports are subject to inspection by the FDA. The results of clinical testing may be unfavorable, or, even if the intended safety and efficacy success criteria are achieved, may not be considered sufficient for the FDA to grant marketing approval or clearance of a product candidate.

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

In January 2021, FDA released final guidance on the Safer Technologies Program ("STeP"), which is intended for medical devices that treat or diagnose diseases or conditions that are less serious than those eligible for the Breakthrough Devices Program, including non-life-threatening or reasonably reversible conditions. STeP is modeled after the Breakthrough Devices Program and is intended to provide similar benefits, including expedited development and FDA review of submissions, for medical devices and device-led combination products that are likely to offer a safer treatment or diagnosis as compared to currently available alternatives.

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
•
medical device reporting regulations, which require that manufacturers report to the FDA if their device may have caused or contributed to a death or serious injury or malfunctioned in a way that would likely cause or contribute to a death or serious injury if the malfunction were to recur;
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

Postmarket Requirements—EU

The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales will be subject to regulatory requirements in the countries in which our product candidates are sold. In addition, the EU has adopted the EU Medical Device Regulation (EU 2017/745) (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices than in the U.S., including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The transition period provided for in the EU MDR for existing CE certifications issued under the previous Medical Devices Directive will end on May 26, 2024. Complying with these regulations may require us to incur significant expenditures. Failure to meet these regulatory requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Drug and Biologics Regulation

Premarket Requirements—U.S.

Generally, a new drug may be marketed in the United States only if FDA has approved a New Drug Application ("NDA") containing substantial evidence that the new drug is safe and effective for its intended use. A new biologic may generally only be marketed in the United States if the FDA has approved a Biologics License Application ("BLA") containing substantial evidence that the biologic is safe, pure, and potent for its intended use. The results of preclinical studies and clinical trials, along with information regarding the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA/BLA, and FDA review and approval of the NDA/BLA is necessary prior to any commercial marketing or sale of a drug or biologic in the United States.

The process generally required by the FDA before a biologic or drug product candidate may be marketed in the United States involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice ("GLP") requirements, the Animal Welfare Act, and other laws and regulations, as applicable;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated at least once annually;
•
approval by an IRB or ethics committee at each clinical site before the trial is initiated;
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
•
satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product candidate is produced to assess current good manufacturing practices ("cGMP") and to assure that the facilities, methods and controls are adequate for manufacturing of the drug or biologic according to its specifications; and
•
FDA review and approval of the BLA or NDA prior to any commercial marketing or sale of the biologic or drug product in the United States.

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

Clinical Trials

Clinical trials involve the administration of the drug to healthy human volunteers or to patients, under the supervision of a qualified investigator. The conduct of clinical trials is subject to extensive regulation, including compliance with the FDA’s bioresearch monitoring regulations and GCP requirements, which establish standards for conducting, recording data from, and reporting the results of, clinical trials, and are intended to assure that the data and reported results are credible and accurate, and that the rights, safety, and well-being of study participants are protected. Clinical trials must be conducted under protocols that detail the study objectives, parameters for monitoring safety, and the efficacy criteria, if any, to be evaluated. Each protocol is reviewed by the FDA as part of the IND. In addition, each clinical trial must be reviewed and approved by, and conducted under the auspices of, an IRB. Companies sponsoring the clinical trials, investigators, and IRBs also must comply with, as applicable, regulations and guidelines for obtaining informed consent from the study subjects, following the protocol and investigational plan, adequately monitoring the clinical trial, and timely reporting of adverse events. Foreign studies conducted under an IND must meet the same requirements that apply to studies being conducted in the United States. Data from a foreign study not conducted under an IND may be submitted in support of an NDA or BLA if the study was conducted in accordance with GCP requirements and the FDA is able to validate the data.

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

As part of its review, the FDA may refer an NDA or BLA to an advisory committee for evaluation and a recommendation as to whether the application should be approved. Typically, an advisory committee is a panel of independent experts, including clinicians and other scientific experts, that reviews, evaluates and provides a recommendation as to whether the application should be approved and under what conditions. Although the FDA is not bound by the recommendation of an advisory committee, the agency carefully considers such recommendations when making decisions. The FDA may also determine that a risk evaluation and mitigation strategy ("REMS") is necessary to ensure that the benefits of a new product candidate outweigh its risks, and the product candidate can therefore be approved. A REMS may include various elements, ranging from medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools, depending on what the FDA considers necessary for the safe use of the drug.

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

A product, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide safe and effective therapy where no satisfactory alternative therapy exists or a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to 10 months for review of original BLAs and new molecular entity NDAs under its standard review goals.

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

Hatch-Waxman Act

The Drug Price Competition and Patent Term Restoration Act of 1984 (the "Hatch-Waxman Act") establishes two abbreviated approval pathways for pharmaceutical products that are in some way follow-on or bioequivalent versions of drugs approved through the NDA process.

Generic Drugs

A generic version of an approved drug is approved by means of an abbreviated new drug application ("ANDA"). An ANDA is a comprehensive submission that contains, among other things, data, and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product performs in the same manner as, or is bioequivalent to, the innovator drug, also referred to as a reference listed drug ("RLD"). In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA Suitability Petition. The FDA will approve the generic product as suitable for an ANDA if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved Suitability Petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.

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

Regulatory Exclusivities

The Hatch-Waxman Act provides periods of regulatory exclusivity for products that would serve as RLDs for an ANDA or 505(b)(2) application. For example, a pharmaceutical manufacturer may obtain five years of non-patent exclusivity upon NDA approval of a new chemical entity ("NCE")—a drug that contains an active moiety that has not been approved by the FDA in any other NDA. An “active moiety” is defined as the molecule or ion responsible for the drug substance’s physiological or pharmacologic action. During this five-year exclusivity period, the FDA may not accept for filing any ANDA seeking approval of a generic version of that drug or any 505(b)(2) application for a drug with the same active moiety. An ANDA or 505(b)(2) application may be submitted after four years, however, if the sponsor of the application makes a paragraph IV certification.

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

The Biologics Price Competition and Innovation Act

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, (collectively, the "ACA") includes a subtitle called the Biologics Price Competition and Innovation Act ("BPCIA"), which authorizes the FDA to license a biological product candidate that is biosimilar to or interchangeable with an FDA-licensed biologic through an abbreviated pathway. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being addressed by the FDA.

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

EU Requirements

We must obtain the requisite marketing authorizations from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of a product in those countries. Certain countries outside of the United States have a similar process that requires the submission of a clinical trial application ("CTA"), much like an IND, prior to the commencement of clinical trials. In the EU, for example, the conduct of clinical trials is currently governed by the EU Clinical Trials Regulation (EU) No. 536/2014 ("CTR"). The CTR replaced the Clinical Trials Directive 2001/20/EC ("Clinical Trials Directive") effective January 31, 2022, and introduced a complete overhaul of the existing regulation of clinical trials for medicinal products in the EU.

Under the new CTR, a sponsor may submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database.

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

Combination Products

A combination product is the combination of two or more regulated components, i.e., drug-device, biologic-device, drug-biologic, or drug-device-biologic, that are combined or mixed and produced as a single entity; packaged together in a single package or as a unit; or a drug, device, or biological product packaged separately that according to its investigational plan or proposed labeling is intended for use only with an approved individually specified drug, device, or biological product where both are required to achieve the intended use, indication, or effect.

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

We are developing certain product candidates that will be subject to regulation in the United States as combination products. We believe that the primary mode of action of these candidates is the drug or biologic component. We expect to seek approval for these candidates through submission of a BLA for biologic candidates and through submission of a NDA submitted under Section 505(b)(2) of the FD&C Act for small molecule candidates. Based on a pre-IND meeting, we do not expect that the FDA will require a separate marketing authorization for each constituent of these product candidates.

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

HIPAA and Other Data Privacy and Security Laws

We are subject to data privacy and security regulations by both the federal government and the states in which we conduct our business. For example, the regulations promulgated under the Health Insurance Portability and Accountability Act of 1996

("HIPAA"), as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 ("HITECH"), impose privacy, security and breach reporting obligations with respect to protected health information ("PHI") upon “covered entities” (health plans, healthcare clearinghouses and certain healthcare providers), and their respective “business associates,” individuals or entities that create, receive, maintain, or transmit PHI in connection with providing a service for or on behalf of a covered entity. Under HIPAA, covered entities must also enter into agreements with their business associates, that require the business associates to protect any PHI provided by the covered entity against improper use or disclosure, amongst other things. Additionally, HITECH mandates the reporting of certain breaches of PHI to the U.S. Department of Health and Human Services ("HHS"), affected individuals, and if the breach is large enough, the media.

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

HHS promulgated various requirements under HIPAA with which we must comply. HHS rules define standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information, and the use of electronic signatures. We must also follow standards for the privacy of PHI, which limit use and disclosure of most written and oral communications, including those in electronic form, regarding a patient’s past, present or future physical or mental health or condition or disclosing healthcare provided to the individual or payment for that healthcare, if the individual may be identified from such information. In addition, HIPAA’s security standards require us to ensure the confidentiality, integrity, and availability of all electronic PHI we create, receive, maintain, or transmit, to protect against reasonably anticipated threats or hazards to the security of such information and to protect such information from unauthorized use or disclosure.

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

In addition to applicability of HIPAA or other data privacy laws or regulations, failing to take what the Federal Trade Commission ("FTC") perceives to be appropriate steps to keep consumers’ personal information secure may result in the FTC bringing a claim that a company has engaged in unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, ("FTCA"). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Health information is considered sensitive data that merits stronger safeguards. In addition, state consumer protection laws, which may or may not be modeled on the FTCA, may provide state-law causes of action for allegedly unfair or deceptive acts or practices, among other things, including causes of action for alleged data privacy violations.

Moreover, various state and non-U.S. laws and regulations, such as the California Consumer Privacy Act of 2018 ("CCPA"), as amended by the California Privacy Rights Act of 2020 ("CPRA"), and the EU General Data Protection Regulation (Regulation (EU) 2016/679) and related implementing laws in individual EU Member States (collectively, the "GDPR"), as well as the United Kingdom version of the GDPR (which combines the GDPR and the United Kingdom's Data Protection Act 2018) may govern the privacy and security of personal information in certain circumstances. Some of these laws and regulations are more stringent than HIPAA, and many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable (some information may be exempt from most of CCPA/CPRA if, for example, subject to HIPAA or may be jurisdictionally limited), can result in the imposition of significant civil and/or criminal penalties and private litigation.

Especially in the EU, there has been increased attention to privacy and data protection issues with the potential to directly affect our business. The GDPR, which went into effect on May 25, 2018, imposes penalties of up to EUR 20 million (approx. $24 million) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. The GDPR increased responsibility and liability in relation to personal data that we process. It also imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to the health, genetic and biometric data through their national legislation. In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EU that are not considered by the European Commission as providing an adequate level of data protection (including the United States). Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer.

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

Employees

As of December 31, 2022, we had 54 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement with respect to his or her employment with us. We consider our relationship with our employees to be good.

Matters Related to Discontinued Laboratory Operations

Our historical operations included a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory located in Michigan specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, the core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our prior affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, our operations also included anatomic and molecular pathology testing products in the United States.

In June 2021, we announced a strategic transformation ("Strategic Transformation") that included the closure of our genetics lab in Ann Arbor, Michigan and the sale of our Avero laboratory business in December 2021, together referred to as the Laboratory Operations. We have excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations in the consolidated financial statements. See Note 4 to our audited consolidated financial statements for additional information on the Laboratory Operations.

Preeclampsia

We had historically been developing a rule-out test for preeclampsia, branded as the Preecludia™ test, as part of our discontinued Laboratory Operations. In connection with our Strategic Transformation, we deprioritized this project and discontinued further investment in its development. On November 29, 2022, we announced that we had signed an agreement to license the Preecludia™ test to Avero Diagnostics (formerly known as Northwest Pathology) for commercial development in exchange for commercial milestone payments and royalties on net sales.

Single-Molecule Detection

Historically, we also had been developing a novel, single-molecule counting assay, initially for use in noninvasive prenatal testing, but potentially applicable to other known genomic, epigenomic, and proteomic targets, as part of our discontinued Laboratory Operations. In connection with our Strategic Transformation, we deprioritized this project and discontinued further investment in its development. On May 4, 2022, we completed the divesture of the single-molecule detection platform and contributed all assets related to the platform to newly-formed Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. We received a minority ownership stake in Enumera in exchange for the assets.

Reimbursement

Prior to the discontinuation of our Laboratory Operations, we operated clinical laboratories. Laboratory tests are classified for reimbursement purposes under a coding system known as Current Procedure Terminology ("CPT"), which labs and their physician customers must use to bill payors and to receive payment for molecular tests. These CPT codes are associated with the particular molecular test that we have provided to the patient. Once the American Medical Association establishes a CPT code, the Centers for Medicare and Medicaid Services ("CMS") or its contractors may establish payment levels and coverage rules with respect to our molecular tests under Medicare and Medicaid. In addition, commercial third-party payors independently establish reimbursement rates and coverage rules for our molecular tests under their respective plans.

Prior to the discontinuation of our Laboratory Operations, we submitted for reimbursement using CPT codes that we believe are appropriate for our testing, but codes may be rejected or withdrawn and payors may seek refunds of amounts that they claim were inappropriately billed to a specified CPT code.

We received small amounts of revenue in connection with the reimbursement for tests that were run prior to the closure of our Ann Arbor lab through September 2022. Subsequently, we expect that our primary sources of revenue will shift to potential grants and partnership revenues, though these amounts, if and when received, may be relatively small in magnitude.

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

We have entered into settlement agreements with commercial third-party payors in order to settle claims related to past billing and coding practices that have been discontinued, including, without limitation: United HealthCare Services, Inc. and UnitedHealthcare Insurance Company ("United"), and Aetna Health Management, Inc. ("Aetna"). In September 2019, we entered into a settlement agreement with United that governs past benefit claims and a corrective action plan which governs future benefit claims that we submit for reimbursement at an arm’s length, out-of-network basis to United. As of December 31, 2021 the settlement with these commercial payors has been fully paid. Each of these settlement agreements provides for a release of past claims by the parties.

Payor Dispute

On November 16, 2020, we received a letter from Anthem, Inc. ("Anthem"), informing us that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem was seeking recoupment were claimed to relate primarily to discontinued legacy billing practices for our former non-invasive prenatal tests ("NIPT") and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for our former Preparent expanded carrier screening tests.

We have historically negotiated and settled similar claims with third-party payors. Although our practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that we will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. We dispute this claim of recoupment with Anthem in full, with offsets for amounts owed by Anthem to us. We had previously established an accrual for the estimated probable loss for this matter. During the year ended December 31, 2022, we reversed this accrual for a portion of the matter in view of applicable statute of limitations and have reflected this change in revenues from discontinued operations.

Corporate Information

We were incorporated in Delaware in January 2012 under the name Ascendant MDx, Inc.. In August 2013, we changed our name to Progenity, Inc., and in April 2022, we changed our name to Biora Therapeutics, Inc. Through our predecessor, Ascendant MDx, a California corporation, we commenced our operations in 2010. Our principal executive offices are located at 4330 La Jolla Village Drive, Suite 300, San Diego, CA 92122, and our telephone number is (833) 727-2841. Our website is www.bioratherapeutics.com. Information contained on or accessible through our website is not a part of this Annual Report, and the inclusion of our website address in this Annual Report is an inactive textual reference only.

We file electronically with the Securities and Exchange Commission (the "SEC") our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8‑K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We make available on our website at

www.bioratherapeutics.com, under “Investors,” free of charge, copies of these reports as soon as reasonably practicable after filing or furnishing these reports with the SEC.

Implications of Being an Emerging Growth Company and a Smaller Reporting Company

We are an emerging growth company, as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including relief from the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, as amended, less extensive disclosure obligations regarding executive compensation in our registration statements, periodic reports and proxy statements, exemptions from the requirements to hold a nonbinding advisory vote on executive compensation, and exemptions from stockholder approval of any golden parachute payments not previously approved. We may also elect to take advantage of other reduced reporting requirements in future filings. As a result, our stockholders may not have access to certain information that they may deem important and the information that we provide to our stockholders may be different than, and not comparable to, information presented by other public reporting companies. We could remain an emerging growth company until the earlier of (1) the last day of the year following the fifth anniversary of the completion of our initial public offering ("IPO"), (2) the last day of the year in which we have total annual gross revenue of at least $1.235 billion, (3) the last day of the year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including “Management’s Discussion & Analysis” and the financial statements and related notes, before deciding to make an investment decision with respect to shares of our common stock. If any of the following risks actually occurs, our business, financial condition, operating results, reputation, and prospects could be materially and adversely affected. In that event, the price of our common stock could decline and you could lose part or all of your investment. We caution you that the risks, uncertainties and other factors referred to below and elsewhere in this Annual Report on Form 10-K may not contain all of the risks, uncertainties and other factors that may affect our future results and operations. Moreover, new risks will emerge from time to time. It is not possible for our management to predict all risks. In this “Risk Factors” section, unless the context requires otherwise, references to “we,” “us,” “our,” “Biora,” “Biora Therapeutics” or the “company” refer to Biora Therapeutics, Inc. and its subsidiaries.

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
•
We may not be able to obtain and maintain the third-party relationships that are necessary to develop, fund, commercialize, and manufacture some or all of our product candidates.
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

Other than potential revenues from partnerships similar to those we have entered into in the recent past, we do not expect to generate significant revenues in the immediate future. We do not expect to generate sufficient revenue to cover our costs for the foreseeable future, including research and development and clinical study expenses related to furthering our product pipeline. We may not generate significant revenue in the future until we are able to achieve commercialization of our product candidates or enter into licensing or collaboration agreements with respect to such product candidates.

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
•
we pursue development of our product candidates for new uses;
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

We expect to incur significant costs in connection with our operations, including, but not limited to, the research and development, marketing authorization, and/or commercialization of new medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our offerings to date will not be sufficient to fully fund these activities. In addition, as a result of the Strategic Transformation, our revenue has been significantly reduced. We will need to raise additional funds through public or private equity or debt financings, collaborations, licensing arrangements or sales of assets to continue to fund or expand our operations. Following the Strategic Transformation, we no longer generate revenue from our historical testing business, and we would be dependent on such additional sources of capital, including public or private equity or debt financings, collaborations, licensing arrangements or sales of assets for all of our future capital requirements if we do not achieve commercialization of our product candidates.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•
the scope and duration of and expenditures associated with our discovery efforts and research and development programs for our therapeutics pipeline;
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
•
the termination costs associated with our Strategic Transformation; and
•
any proceeds from strategic transactions.

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

Additional capital, if needed, may not be available on satisfactory terms or at all. Furthermore, any additional capital raised through the sale of equity or equity-linked securities, including through our ATM Facility (as defined below), will dilute our stockholders’ ownership interests and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

We maintain our cash at financial institutions, often in balances that exceed federally-insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

Our cash held in non-interest-bearing and interest-bearing accounts exceeds the Federal Deposit Insurance Corporation (“FDIC”) insurance limits. If such banking institutions were to fail, we could lose all or a portion of those amounts held in excess of such insurance limitations. For example, the FDIC took control of Silicon Valley Bank on March 10, 2023. The Federal Reserve subsequently announced that account holders would be made whole. However, the FDIC may not make all account holders whole in the event of future bank failures. In addition, even if account holders are ultimately made whole with respect to a future bank failure, account holders’ access to their accounts and assets held in their accounts may be substantially delayed. Any material loss that we may experience in the future or inability for a material time period to access our cash and cash equivalents could have an adverse effect on our ability to pay our operational expenses or make other payments, which could adversely affect our business.

We rely on a limited number of suppliers or, in some cases, single suppliers, and may not be able to find replacements or immediately transition to alternative suppliers on a cost-effective basis, or at all.

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products under development, including those for which we are required to obtain marketing authorization from the FDA and would need to obtain a new marketing authorization from the FDA to use a new supplier. Any natural or other disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality or yield of the items manufactured would heighten the risks that we face. For example, our targeted therapeutics device under development includes complex components including circuit boards that have to be built to exacting standards, and the failure of a manufacturer to meet our requirements on time, as we have experienced in the past and continue to experience, could lead to delays in our plans for testing, pre-clinical and clinical studies and other development activities. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our products under development and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

The manufacturing of our therapeutics product candidates, and other products under development, is highly exacting and complex, and we depend on third parties to supply materials and manufacture certain products and components.

Manufacturing is highly exacting and complex due, in part, to strict regulatory requirements governing the manufacture of our future products and product candidates, including medical devices with complex components, including but not limited to, circuit boards and pharmaceutical products. We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture devices, and drug substances, produce drug products and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that many of our products be manufactured according to cGMP regulations and that proper procedures be implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators, or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, marketing authorizations. In addition, such failure could be the basis for action by the FDA, including issuing a warning letter, initiating a product recall or seizure, fines, imposing operating restrictions, total or partial suspension of production or injunctions and/or withdrawing marketing authorizations for products previously granted to us. To the extent we rely on a third-party manufacturer, the risk of noncompliance with cGMP regulations may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

Moreover, we expect that certain of our therapeutics product candidates, including BT-600, BT-001, BT-200, and BT-002, are drug-device combination products that will be regulated under the drug and biological product regulations of the FD&C Act, and Public Health Service Act (the "PHSA"), based on their primary modes of action as drugs and biologics. Third-party manufacturers may not be able to comply with cGMP regulations, applicable to drug-device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the QSR, or similar regulatory requirements outside the United States.

In addition, we or third parties may experience other problems with the manufacturing, quality control, yields, storage or distribution of our products, including equipment breakdown or malfunction, failure to follow specific protocols and procedures, problems with suppliers and the sourcing or delivery of raw materials and other necessary components, problems with software, labor difficulties, and natural disaster-related events or other environmental factors. These problems can lead to increased costs, delays to development and preclinical study timelines, lost collaboration opportunities, damage to collaborator relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. For example, our therapeutics devices under development includes complex components including circuit boards that have to be built to exacting standards, and the failure of a manufacturer to meet our requirements on time, as we have experienced in the past and continue to experience, could lead to delays in our plans for testing, pre-clinical and clinical studies and other development activities. If problems are not discovered before the product is released to the market, recalls, corrective actions, or product liability-related costs also may be incurred. Problems with respect to the manufacture, storage, or distribution of products could materially disrupt our business and have a material and adverse effect on our operating results and financial condition.

We may be unable to successfully divest certain assets or recover any of the costs of our investment in certain R&D programs.

In connection with our Strategic Transformation, we have divested certain assets that do not align with our current operational plans and strategies, including the sale of certain laboratory assets and the divesture of Avero. We have explored the potential divestiture and/or out-license of other assets and intellectual property as well. It is possible that we will be unable to successfully divest and/or license these assets, and we may never recover any of the costs of our historical R&D investments.

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

Additionally, on November 29, 2022, we announced that we had signed an agreement to license our Preecludia™ rule-out test for preeclampsia to Avero Diagnostics (formerly known as Northwest Pathology) for commercial development in exchange for commercial milestone payments and royalties on net sales. There is no assurance that Avero will be able to successfully commercialize the test. As a result, there is no assurance that we will receive any payments from the transaction and we may never recover any of the costs of the historical R&D investments related to this program.

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

We expect our future products, if approved, to face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. The larger competitors have substantially greater financial and human resources, as well as a much larger infrastructure than we do. For more information on our therapeutics competitors, see Part I, Item 1. “Business—Competition.”

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

Our operations with respect to our therapeutics pipeline to date have been limited to developing our platform technology, undertaking preclinical studies and feasibility studies with human subjects, and conducting research to identify potential product candidates. To date, we have only conducted limited feasibility studies in humans to evaluate whether our platform localization technology enables identification of the location of our ingestible medical devices within the gastrointestinal tract as well as the function of our devices.

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
•
our ability to attract and retain key personnel with the appropriate expertise and experience to potentially develop our product candidates; and
•
the ability of third-party manufacturers to manufacture our product candidates in accordance with cGMP, for the conduct of clinical trials and, if approved or cleared, for successful commercialization.

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

The development of new product candidates, including development of the data necessary for IND submissions and to obtain clearance or approval for such product candidates, is costly, time-consuming, and carries with it the risk of not yielding the desired results. Once filed, our IND submissions may not become effective if the FDA raises concerns with respect to those submissions. Further, the outcome of preclinical studies and early clinical trials may not be predictive of the success of later clinical trials, and interim results of clinical trials do not necessarily predict success in future clinical trials. Many companies in the pharmaceutical and biotechnology industries have suffered significant setbacks in late-stage clinical trials after achieving positive results in earlier development, and even if we achieve positive results in earlier trials, we could face similar setbacks. The design of a clinical trial can determine whether its results will support a product candidate’s marketing authorization, to the extent required, and flaws in the design of a clinical trial may not become apparent until the clinical trial is well advanced. In addition, preclinical and clinical data are often susceptible to varying interpretations and analyses. Many companies that believed their product candidates performed satisfactorily in preclinical studies and clinical trials have nonetheless failed to obtain marketing authorization for the product candidates. Furthermore, limited results from earlier-stage studies may not predict results from studies in larger numbers of subjects drawn from more diverse populations over a longer period of time.

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

Moreover, the FDA requires us to comply with regulatory standards, commonly referred to as the GCP requirements, for conducting, recording, and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, safety, and welfare of trial participants are protected. Other countries’ regulatory agencies also have requirements for clinical trials with which we must comply. We also are required to register certain ongoing clinical trials and post the results of certain completed clinical trials on a government-sponsored database, ClinicalTrials.gov, within specified timeframes. Failure to do so can result in fines, enforcement action, adverse publicity, and civil and criminal sanctions.

The initiation and completion of any clinical studies may be prevented, delayed, or halted for numerous reasons. We may experience delays in initiation or completion of our clinical trials for a number of reasons, which could adversely affect the costs, timing, or success of our clinical trials, including related to the following:

•
we may be required to submit an IDE application to the FDA with respect to our medical device product candidates, which must become effective prior to commencing certain human clinical trials of medical devices, and the FDA may reject our IDE application and notify us that we may not begin clinical trials;
•
regulators and other comparable foreign regulatory authorities may disagree as to the design or implementation of our clinical trials;
•
regulators and/or IRBs or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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

As of December 31, 2022, we had approximately $127.8 million of Convertible Notes outstanding (the "Convertible Notes"). Certain of our debt agreements contain various restrictive covenants.

The indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the "Indenture"), for our Convertible Notes does not prohibit us or our subsidiaries from incurring additional indebtedness in the future, with certain exceptions. Under the Convertible Notes, we will not, and we will not permit any subsidiary of ours to, create, incur, assume or permit to exist any lien on any property or asset now owned or later acquired by us or any subsidiary that secures any indebtedness for borrowed money, other than (i) secured indebtedness for borrowed money in existence on the date of the Indenture; (ii) permitted refinancing indebtedness incurred in exchange for, or the net proceeds of which are used to renew, refund, refinance, replace, defease or discharge any secured indebtedness for borrowed money permitted by clause (i) of this sentence; and (iii) additional secured indebtedness for borrowed money that, in an aggregate principal amount (or accredited value, as applicable), does not exceed $15.0 million at any time outstanding.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the United States, the manner in which we collect, use, access, disclose, transmit and store PHI, is subject to HIPAA, as amended by HITECH, and the health data privacy, security and breach notification regulations issued pursuant to these statutes.

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

HIPAA further requires covered entities to notify affected individuals “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach” if their unsecured PHI is subject to unauthorized access, use or disclosure. If a breach affects 500 patients or more, covered entities must report it to HHS and local media without unreasonable delay (and in no case later than 60 days after discovery of the breach), and HHS will post the name of the entity on its public website. If a breach affects fewer than 500 individuals, the covered entity must log it and notify HHS at least annually. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, on June 28, 2018, California enacted the CCPA, which went into effect on January 1, 2020 and was amended by the CPRA, which went into effect on January 1, 2023. The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that could increase data breach litigation. The CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, patient information, including PHI, could compel us to comply with state and federal breach notification laws, subject us to mandatory corrective action and require us to verify the correctness of database contents. Such a breach or violation also could result in legal claims or proceedings brought by a private party or a governmental authority, liability under laws and regulations that protect the privacy of personal information, such as HIPAA, HITECH, and laws and regulations of various U.S. states and foreign countries, as well as penalties imposed by the Payment Card Industry Security Standards Council for violations of the Payment Card Industry Data Security Standard. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, we may suffer loss of reputation, financial loss and civil or criminal fines or other penalties because of lost or misappropriated information. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

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

We may not be able to obtain and maintain the third-party relationships that are necessary to develop, fund, commercialize, and manufacture some or all of our product candidates.

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

Some of our therapeutics product candidates are drug-device combination products that require coordination within the FDA and similar foreign regulatory agencies for review of their device and drug components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidates due to regulatory timing constraints and uncertainties in the product development and approval process.

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

Even if we are able to successfully develop biologics in the future, the BPCIA, created a framework for the approval of biosimilars in the United States that could allow competitors to reference data from any future biologic products for which we receive marketing approvals and otherwise increase the risk that any product candidates for which we intend to seek approval as biologic products may face competition sooner than anticipated. Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the original biologic was first licensed by the FDA. In addition, the approval of a biosimilar product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA, for the competing product containing the sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of their product. The BPCIA is complex and is still being interpreted and implemented by the FDA. As a result, the law’s ultimate impact, implementation, and meaning are subject to uncertainty. While it is uncertain when such processes intended to implement the BPCIA may be fully adopted by the FDA, any such processes could have a material adverse effect on the future commercial prospects for our biological product candidates.

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

In the future, we may develop pharmaceutical product candidates using our therapeutics pipeline that require FDA approval of an NDA or a BLA before marketing or sale in the United States. In the NDA or BLA process, we, or our collaborative partners, must provide the FDA and similar foreign regulatory authorities with data from preclinical and clinical studies that demonstrate that our product candidates are safe and effective, or in the case of biologics, safe, pure, and potent, for a defined indication before they can be approved for commercial distribution. The FDA or foreign regulatory authorities may disagree with our clinical trial designs and our interpretation of data from preclinical studies and clinical trials. The processes by which regulatory approvals are obtained from the FDA and foreign regulatory authorities to market and sell a new product are complex, require a number of years, depend upon the type, complexity, and novelty of the product candidate, and involve the expenditure of substantial resources for research, development, and testing. The FDA and foreign regulatory authorities have substantial discretion in the drug approval process and may require us to conduct additional nonclinical and clinical testing or to perform post-marketing studies. Further, the implementation of new laws and regulations, and revisions to FDA clinical trial design guidance, may lead to increased uncertainty regarding the approvability of new drugs.

Applications for our drug or biologic product candidates could fail to receive regulatory approval for many reasons, including, but not limited to, the following:

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

This lengthy approval process, as well as the unpredictability of the results of clinical trials, may result in our failing to obtain regulatory approval to market any of our product candidates, which would seriously harm our business. In addition, the FDA may recommend advisory committee meetings for certain new molecular entities, and if warranted, require a REMS to assure that a drug’s benefits outweigh its risks. Even if we receive regulatory approval of a product, the approval may limit the indicated uses for which the drug may be marketed or impose significant restrictions or limitations on the use and/or distribution of such product.

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

Unfavorable global economic conditions, whether brought about by global crises, health epidemics, military conflicts and war, geopolitical and trade disputes or other factors, may have a material adverse effect on our business and financial results.

Our business is sensitive to global economic conditions, which can be adversely affected by public health crises (including the COVID-19 pandemic) and epidemics, political and military conflicts, trade and other international disputes, significant natural disasters (including as a result of climate change) or other events that disrupt macroeconomic conditions. Adverse macroeconomic conditions, including inflation, slower growth or recession, new or increased tariffs and other barriers to trade, changes to fiscal and monetary policy or government budget dynamics (particularly in the pharmaceutical and biotech areas), tighter credit, higher interest rates, volatility in financial markets, high unemployment, labor availability constraints, currency fluctuations and other challenges in the global economy have in the past adversely affected, and may in the future adversely affect, us and our business partners and suppliers.

For example, military conflicts or wars (such as the ongoing conflict between Russia and Ukraine) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

Additionally, our operations and facilities, as well as operations of our service providers and manufacturers, may be located in areas that are prone to earthquakes and other natural disasters. Such operations and facilities are also subject to the risk of interruption by fire, drought, power shortages, nuclear power plant accidents and other industrial accidents, terrorist attacks and other hostile acts, ransomware and other cybersecurity attacks, telecommunication failure, labor disputes, public health crises (including the COVID-19 pandemic) and other events beyond our control. Global climate change is resulting in certain types of natural disasters occurring more frequently or with more intense effects. If a natural disaster or other event occurred that prevented us from using all or a significant portion of our headquarters, that damaged critical infrastructure, such as the manufacturing facilities of our third-party contract manufacturers, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. Because we rely on a single or limited sources for the supply and manufacture of many critical components, a business interruption affecting such sources would exacerbate any negative consequences on our business. We may not carry sufficient business interruption insurance to compensate us for all losses that may occur.

Any public health crises, including the COVID-19 pandemic, may affect our operations and those of third parties on which we rely, including our business partners and suppliers. To date, we are aware of certain suppliers for our R&D activities who have experienced operational delays directly related to the COVID-19 pandemic. In the past three years, the COVID-19 pandemic has caused, and likely will continue to cause, significant volatility and uncertainty in U.S. and international markets, disruptions to our business and delays in our preclinical studies, clinical trials and timelines, including as a result of impacts associated with protective health measures that we, other businesses and governments are taking or might have to take again in the future to manage the pandemic. The extent to which the COVID-19 pandemic and measures taken in response thereto impact our business, results of operations and financial condition will depend on future developments which are highly uncertain and difficult to predict.

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

As of December 31, 2022, we had net operating loss ("NOL") carryforwards of approximately $504.8 million for federal income tax purposes, and $246.3 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring in 2028. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income.

Reimbursement Risks Related to Our Historical Testing Business

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 10 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding current recoupment requests). We continue to receive recoupment requests and we expect these disputes and requests for recoupment may continue for a period of time in the future. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Reimbursement—Commercial Third-Party Payors.” Additionally, the ACA, enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the healthcare enforcement authorities of Office of Inspector General of the Department of Health and Human Services ("OIG"). Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

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
•
The federal Healthcare Fraud Statute, which, among other things, imposes criminal liability for executing or attempting to execute a scheme to defraud any healthcare benefit program, willfully embezzling or stealing from a healthcare benefit program, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up a material fact or making false, fictitious or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•
HIPAA, as amended by HITECH, and their implementing regulations, which imposes privacy, security and breach reporting obligations with respect to PHI upon entities subject to the law, such as health plans, healthcare clearinghouses and certain healthcare providers, known as covered entities, and their respective business associates, individuals or entities that perform services for them that involve PHI; HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in U.S. federal courts to enforce HIPAA and seek attorneys’ fees and costs associated with pursuing federal civil actions;
•
the federal transparency requirements under the Physician Payments Sunshine Act, created under the ACA, which requires, among other things, certain manufacturers of drugs, devices, biologics and medical supplies reimbursed under Medicare, Medicaid, or the Children’s Health Insurance Program to annually report to CMS information related to payments and other transfers of value provided to physicians, various other healthcare professionals, including physician assistants, nurse practitioners, clinical nurse specialists, certified nurse anesthetists, and certified nurse midwives, and teaching hospitals and physician ownership and investment interests, including such ownership and investment interests held by a physician’s immediate family members; we believe that we are currently exempt from these reporting requirements; we cannot assure you, however, that regulators, principally the federal government, will agree with our determination, and a determination that we have violated these laws and regulations, or a public announcement that we are being investigated for possible violations, could adversely affect our business;
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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA authorizes the CMS to negotiate Medicare reimbursement rates for certain prescription drug products, which may put limits on prices paid for drugs by government health programs. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

We are developing proprietary product candidates, such as BT-600, a GI-targeted tofacitinib, for which we may seek FDA approval through the Section 505(b)(2) regulatory pathway. We expect that BT-600 will be regulated as a drug-device combination product under the drug provisions of the FD&C Act, enabling us to submit NDAs for approval of this product candidate. The Hatch-Waxman Act added Section 505(b)(2) to the FD&C Act. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies that were not conducted by or for the applicant and for which the applicant has not obtained a right of reference. Section 505(b)(2), if applicable to us under the FD&C Act, would allow an NDA we submit to the FDA to rely in part on data in the public domain or the FDA’s prior conclusions regarding the safety and effectiveness of approved compounds, which could expedite the development program for our product candidate by potentially decreasing the amount of nonclinical and/or clinical data that we would need to generate in order to obtain FDA approval. If the FDA does not allow us to pursue the Section 505(b)(2) regulatory pathway as anticipated, we may need to conduct additional nonclinical studies and/or clinical trials, provide additional data and information, and meet additional standards for regulatory approval. If this were to occur, the time and financial resources required to obtain FDA approval for this product candidate, and complications and risks associated with this product candidate, would likely substantially increase. Moreover, inability to pursue the Section 505(b)(2) regulatory pathway could result in new competitive products reaching the market more quickly than our product candidate, which would likely materially adversely impact our competitive position and prospects. Even if we are allowed to pursue the Section 505(b)(2) regulatory pathway, we cannot assure you that our product candidate will receive the requisite approval for commercialization.

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

There is a substantial amount of litigation over patent and other intellectual property rights in the industries in which we operate, including, but not limited to, the biotechnology, life sciences, pharmaceuticals, and medical device industries. Whether a product infringes a patent involves complex legal and factual issues that may be open to different interpretations. Searches typically performed to identify potentially infringed patents of third parties are often not conclusive and because patent applications can take many years to issue, there may be applications now pending, which may later result in issued patents which our future products may infringe. In addition, our competitors or other parties may assert that our product candidates and the methods they employ may be covered by patents held by them. If any of our products infringes a valid patent, we could be prevented from manufacturing or selling it unless we can obtain a license or redesign the product to avoid infringement. A license may not always be available or may require us to pay substantial royalties. Infringement and other intellectual property claims, with or without merit, can be expensive and time-consuming to litigate and could divert our management’s attention from operating our business.

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
our recent reverse stock split;
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

We are required to satisfy the continued listing requirements of the Nasdaq Global Market ("Nasdaq") to maintain such listing, including, among other things, the maintenance of a minimum closing bid price of $1.00 per share and a market value of our common stock of at least $50 million. On June 6, 2022, we received a notice from Nasdaq that we were not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Nasdaq Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days. The notification of noncompliance had no immediate effect on the listing or trading of our common stock on Nasdaq. On January 19, 2023, we received notice from Nasdaq that the bid price deficiency had been cured and we are in compliance with all applicable continued listing standards.

There can be no assurance that we will be able to maintain compliance with Nasdaq’s continued listing requirements. If our stock price does not increase or if we are unable to raise additional funds, and if our market capitalization does not meet the minimum standards, we may not be able to maintain the standards for continued listing on Nasdaq. In the event that we do not maintain compliance with the Nasdaq Listing Rules in the future, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

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

Certain provisions in our Convertible Notes and the Indenture governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (which is defined in the Indenture to include certain change-of-control events and the delisting of our common stock), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change” (which is defined in the Indenture to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate for the Convertible Notes. In either case, and in other cases, our obligations under the Convertible Notes and the Indenture could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase our outstanding Convertible Notes.

Noteholders may require us to repurchase their Convertible Notes following a “fundamental change” (which is defined in the Indenture governing the Convertible Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the Convertible Notes is limited by Nasdaq listing standards. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay these cash amounts upon their conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay these cash amounts upon their conversion. Our failure to repurchase Convertible Notes when required or pay these cash amounts upon their conversion will constitute a default under the Indenture governing the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

As of December 31, 2022, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Sales of a substantial number of shares of our common stock in the public market, including through our ATM Facility or by our existing stockholders, or the perception that these sales might occur could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities. We are unable to predict the effect that sales may have on the prevailing market price of our common stock.

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

We will remain an emerging growth company until the earliest of (a) the end of the fiscal year (i) following the fifth anniversary of the closing of our IPO, (ii) in which the market value of our common stock that is held by non-affiliates exceeds $700 million and (iii) in which we have total annual gross revenues of $1.235 billion or more during such fiscal year, and (b) the date on which we issue more than $1 billion in non-convertible debt in a three-year period.

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

Our eighth amended and restated certificate of incorporation, as amended and our second amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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

Our eighth amended and restated certificate of incorporation, as amended to date, provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or any director, officer or other employee arising pursuant to the Delaware General Corporation Law, (4) any action to interpret, apply, enforce or determine the validity of our eighth amended and restated certificate of incorporation, as amended to date, and our second amended and restated bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our eighth amended and restated certificate of incorporation, as amended to date, provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our eighth amended and restated certificate of incorporation, as amended to date, and our second amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We currently lease approximately 25,800 square feet of office space in San Diego, California under several lease agreements that expire in June 2023. Additionally, we lease approximately 10,500 square feet of office and laboratory space in San Diego, California under a lease agreement that expires in January 2027. We also own approximately 21,500 square feet of laboratory space in Ann Arbor, Michigan. We also lease approximately 26,500 square feet of office space in Ann Arbor, Michigan under a lease agreement that expires in October 2023. We also lease approximately 4,000 square feet of property located in Irving, Texas, which is used for research and development, under a lease agreement that expires in November 2023. We believe our existing facilities will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings.

Refer to Note 10, “Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K and our Annual Reports and Quarterly Reports on Form 10-Q for prior periods, for information on our historical and ongoing legal proceedings.

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

We previously entered into settlement agreements with 45 states, including the State of Colorado, as part of a settlement with respect to certain civil claims related to our discontinued legacy billing practices for our non-invasive prenatal tests and microdeletion tests and the provision of alleged kickbacks or inducements to physicians and patients.

We disputed these claims of recoupment with the Department and filed administrative complaints with the State of Colorado Office of Administrative Courts. During the year ended December 31, 2022, we concluded a settlement agreement resolution of the matter that included a dismissal of the complaints and a full release of all the claims, except for approximately $11,000 in claims, which we refunded.

California Subpoena

On July 19, 2021, we received a subpoena from the California Attorney General’s Office, Division of Public Rights (“OAG”), requesting documents and information related to our former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The OAG has alleged that it has claims under California’s false advertising and unfair business practices laws based on representations about patient billing made in the historical marketing of our legacy genetic testing business. While we believe that our sales and marketing representations were appropriate, we are discussing a potential resolution with OAG, and producing additional materials in connection with those discussions, to determine if the matter can be concluded in our best interests. We are unable to predict the ultimate outcome of this action.

Texas OIG Inquiry

On October 16, 2019, we received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (the "TX OIG"), alleging that we did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. We submitted a written response to the inquiry on October 23, 2019. In October 2021, we received a letter from the TX OIG asking us to renew our engagement on the matter. During the year ended December 31, 2022, we fully resolved and settled the matter for an immaterial payment in exchange for a release of all claims.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. ("Ravgen"), filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting our infringement of two Ravgen patents based on our former NIPT testing business. The complaint seeks monetary damages and injunctive relief. We responded to the complaint on March 23, 2021.

We believe the claims in Ravgen’s complaint are without merit, and we are vigorously defending against them. On March 1, 2022, the court ordered a stay of the litigation pending resolution of patent validity challenges made against the two patents in inter partes review proceedings currently pending before the Patent Trial and Appeal Board of the United States Patent and Trademark Office. On February 13, 2023 the court ordered the stay lifted. Given the uncertainty of litigation, the early stages of the Ravgen litigation, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

IPO Litigation

On June 23, 2020, we closed our IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the SDCA consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, we moved to dismiss the first amended complaint. On September 1, 2021, the court granted our motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, we moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs' claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) we had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that we had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 we ended a supposedly improper marketing practice on which the competitiveness of our business depended; and (iv) we were suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. We intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the SDCA, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Exchange Act. The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the outcome of the motion to dismiss in the above-described securities lawsuit. We intend to vigorously defend against these claims.

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

Given the uncertainty of litigation, the preliminary stages of the IPO litigation, and the legal standards that must be met for, among other things, success on the merits, we are unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.001 per share, is traded on the Nasdaq Global Market under the symbol “BIOR”.

Holders

As of March 20, 2023, there were approximately 50 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

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

Overview

We are a biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. Our therapeutics pipeline is divided into two therapeutic delivery mechanisms:

•
Targeted delivery of therapeutics to the site of disease in the GI tract, designed to improve outcomes for patients with IBD; and
•
Systemic delivery of biotherapeutics, designed to replace injection with needle-free, oral capsules.

Our mission is to improve human health through a more advanced approach to biotherapeutic delivery.

Our historical operations included a licensed Clinical License Improvement Amendment and College of American Pathologists certified laboratory specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas. Previously, our core business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our former affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), our historical operations also included anatomic and molecular pathology testing products in the United States.

Common Stock Reverse Split

On December 29, 2022, we filed a certificate of amendment to our eighth amended and restated certificate of incorporation (the “Certificate of Amendment”) to effect, as of January 3, 2023, a 1-for-25 reverse split of our common stock. The Certificate of Amendment also decreased the number of authorized shares of our common stock from 350,000,000 to 164,000,000. All shares, options, restricted stock units, warrants and per share amounts included in this Annual Report on Form 10-K have been retroactively adjusted to reflect the stock split.

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

We are engaged in research and development activities with respect to therapeutics product candidates. Following the Strategic Transformation, we are devoting substantially all of our resources to developing and perfecting our intellectual property rights, conducting research and development activities (including undertaking preclinical and clinical studies of our therapeutics product candidates), conducting clinical trials of our most advanced therapeutics product candidates, organizing and staffing our company, business planning and raising capital. We do not have any therapeutics products approved for sale, and we have not generated any revenue from therapeutics product sales.

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

Key Components of Our Results of Operations

We are providing the following summary of our revenues, research and development expenses and selling, general and administrative expenses to supplement the more detailed discussion below. This summary excludes our revenues, research and development expenses, selling and marketing, general and administrative and other expenses associated with our Laboratory Operations, which are reported within loss from discontinued operations.

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of NIPT, genetic carrier screening, and pathology molecular testing. If our development efforts for our therapeutics product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our therapeutics product candidates, other pipeline products or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our therapeutics product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our therapeutics product candidates.

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

We plan to continue investing in research and development activities for the foreseeable future as we focus on our targeted therapeutics and systemic therapeutics programs through preclinical studies and clinical trials. We expect our investment in research and development to remain relatively flat as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates.

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

Due to the impact of the COVID-19 pandemic, certain of our research and development activities have been delayed and may be further delayed. For more information on risks related to COVID-19, see "Risk Factors—Unfavorable global economic conditions, whether brought about by global crises, health epidemics, military conflicts and war, geopolitical and trade disputes or other factors, may have a material adverse effect on our business and financial results."

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communication, advertising, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the legal matters described in Part I, Item 3. “Legal Proceedings” in this Annual Report are included. We expect our selling, general and administrative expenses to decrease as a result of our discontinued Laboratory Operations and decreased headcount.

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our Credit Agreement (as defined below), our mortgages payable, lease agreements and interest income earned from our cash and cash equivalents.

Gain (Loss) on Warrant Liabilities

Gain (loss) on warrant liabilities consists of changes in the fair value of our liability-classified warrants to purchase common stock.

Other Income, Net

Other income, net primarily consists of changes in the fair value of our embedded derivative liability related to the Convertible Notes and inducement loss on our Convertible Notes.

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

Results of Operations.

Comparison of Years Ended December 31, 2022 and 2021

	Year Ended December 31,
	2022	2021
	(in thousands)
Statement of Operations Data:
Revenues	$305	$1,247
Operating expenses:
Research and development	24,049	45,785
Selling, general and administrative	38,037	73,299
Total operating expenses	62,086	119,084
Loss from operations	(61,781)	(117,837)
Interest expense, net	(10,990)	(12,636)
Gain (loss) on warrant liabilities	20,904	(54,157)
Other income, net	2,617	5,990
Loss before income taxes	(49,250)	(178,640)
Income tax benefit	(420)	(119)
Loss from continuing operations	(48,830)	(178,521)
Gain (loss) from discontinued operations	10,673	(68,891)
Net loss	$(38,157)	$(247,412)

Revenue

As a result of the classification of the Company's Laboratory Operations to discontinued operations, all revenue from Laboratory Operations has been classified as discontinued operations. The remaining revenue is related to license and collaboration agreements.

Research and Development Expenses

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Research and development	$24,049	$45,785	$(21,736)	(47.5)%

The decrease in research and development expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, and a decrease in the cost of supplies and facilities.

Selling, General and Administrative Expenses

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Selling, general and administrative	$38,037	$73,299	$(35,262)	(48.1)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, consulting and professional fees, software costs, business insurance and facilities costs.

Interest Expense, Net

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Interest expense, net	$10,990	$12,636	$(1,646)	(13.0)%

The decrease in interest expense, net was due to a decrease in the balance of Convertible Notes due to conversions during 2021.

Gain (Loss) on Warrant Liabilities

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Gain (loss) on warrant liabilities	$20,904	$(54,157)	$75,061	*

* The change is more than 100%

The change in gain (loss) on warrant liabilities was due to the change in fair value of the warrant liabilities for warrants issued during 2021 and in November 2022.

Other Income, Net

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Other income, net	$2,617	$5,990	$(3,373)	(56.3)%

The decrease in other income, net was primarily due to a gain recognized on our embedded derivative liability related to the Convertible Notes and an inducement loss related to conversions of Convertible Notes for the year ended December 31, 2021 that did not reoccur in 2022 and a loss on asset disposals during 2022, offset by a gain of $5.7 million on our investment in Enumera.

Income Tax Benefit

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Income tax benefit	$420	$119	$301	*

* The change is more than 100%

The increase in income tax benefit was primarily due to federal and state income tax refunds, offset by recognition of a deferred tax liability related to Enumera.

Discontinued Operations

	Year Ended
	December 31,		Increase/
	2022	2021	(Decrease)	% Change
	(in thousands)
Gain (loss) from discontinued operations	$10,673	$(68,891)	$79,564	*

* The change is more than 100%

The change in gain (loss) from discontinued operations was due to the closure of our Laboratory Operations during 2021 and a partial reversal of a third-party payor accrual. See Notes 4 and 10 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding discontinued operations and commitments and contingencies.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock and cash from debt financings, including Convertible Notes.

As of December 31, 2022, we had $30.5 million of cash and cash equivalents and $127.8 million of Convertible Notes, net outstanding. Our accumulated deficit as of December 31, 2022, was $826.8 million. For the year ended December 31, 2022, we had a net loss of $38.2 million and cash used in operations of $64.4 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs.

While we have greatly reduced our cash burn following the Strategic Transformation, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the consolidated financial statements for the year ended December 31, 2022, and will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the consolidated financial statements for the year ended December 31, 2022. We therefore intend to raise additional capital through equity offerings, including our ATM Facility, and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

Convertible Notes

In December 2020, in connection with a private offering of the convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our Convertible Notes. The Convertible Notes were issued pursuant to, and are governed by, the Indenture. The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021.

The Convertible Notes are our senior, unsecured obligations and are (i) equal in right of payment with our existing and future senior, unsecured indebtedness; (ii) senior in right of payment to our existing and future indebtedness that is expressly subordinated to the Convertible Notes; (iii) effectively subordinated to our existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent we are not a holder thereof) preferred equity, if any, of our subsidiaries.

At any time, noteholders may convert their Convertible Notes at their option into shares of our common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 11.1204 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $89.92 per share of common stock. Noteholders that converted their Convertible Notes before December 1, 2022 were, in certain circumstances, entitled to an additional cash payment representing the present value of any remaining interest payments on the Convertible Notes through December 1, 2022. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a Make-Whole Fundamental Change (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Convertible Notes have customary provision relating to the occurrence of Events of Default (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and assets of our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against us or any of our subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. As of December 31, 2022, we were in compliance with all such covenants.

In October 2021, we entered into privately-negotiated agreements with certain holders of Convertible Notes to exchange an aggregate of $20.2 million principal amount for 340,554 shares of our common stock. In addition, we issued an aggregate of 17,112 shares of common stock to certain investors in consideration for a waiver of certain contractual lock-up provisions to which we agreed in connection with prior offerings of securities.

In addition to the transaction discussed above, holders of Convertible Notes exchanged an aggregate of $15.6 million principal amount for 173,477 shares of our common stock during the year ended December 31, 2021.

PIPE Financings

In February 2021, we entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors, pursuant to which the purchasers purchased an aggregate of 174,825 units representing (i) 174,825 shares of the Company’s common stock, par value $0.001 per share, and (ii) warrants to purchase up to 174,825 shares of common stock. The purchase price for each unit was $143.00, for an aggregate purchase price of approximately $25.0 million. The transaction closed on February 25, 2021. The warrants are exercisable at an exercise price of $171.50 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the initial date of issuance. If exercised for cash, the warrants would result in additional gross proceeds to us of approximately $30.0 million.

In June 2021, we entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors, pursuant to which the purchasers agreed to purchase an aggregate of 647,773 units representing (i) 647,773 shares of the Company’s common stock, par value $0.001 per share (or pre-funded warrants in lieu thereof), and (ii) warrants to purchase up to 647,773 shares of common stock. The purchase price for each unit was $61.75, for an aggregate purchase price of approximately $40.0 million. The transaction closed on June 14, 2021. The warrants are exercisable at an exercise price of $71.00 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance. The pre-funded warrants were exercisable at an initial exercise price of $0.001 per share and had no expiration date. If exercised for cash, the warrants would result in additional gross proceeds to us of approximately $46.0 million. In July 2021, we issued 20,000 shares of common stock as a result of the exercise of the outstanding pre-funded warrants at an exercise price of $0.025 per share.

Registered Offerings

In August 2021, we issued and sold an aggregate of (i) 1,600,000 shares of common stock and (ii) warrants to purchase 1,600,000 shares of common stock in an underwritten public offering (the "August 2021 Offering"). Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $25.00 per share of the common stock and the accompanying warrant. We received approximately $37.4 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company. The warrants have an exercise price of $25.00 per share, are exercisable at any time, and will expire five years following the date of issuance. The agreement also allowed for the purchase of up to an additional 240,000 shares at the option of the underwriters, which was partially exercised for warrants to purchase an aggregate of 77,280 shares of common stock.

In October 2021, we entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 533,333 shares of common stock at a purchase price of $37.50 per share in a registered direct offering. We received approximately $18.7 million in net proceeds, after deducting placement agent fees and other offering expenses payable by the Company.

In November 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of an aggregate of (i) 1,300,250 shares of common stock and (ii) warrants to purchase 1,300,250 shares of common stock in a registered direct offering (the "November 2022 Offering"). Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $7.50 per share of the common stock and the accompanying warrant. We received approximately $9.0 million in net proceeds, after deducting placement agent fees and offering expenses. Approximately $3.8 million of the gross proceeds were received in the form of a waiver of the Company's December 1, 2022 interest payment on the Convertible Notes. The warrants have an exercise price of $8.22 per share, are exercisable six months following the date of issuance, and will expire five years following the initial exercise date.

Additionally, the Company agreed with certain institutional investors to amend outstanding warrants previously issued in 2021 to purchase (i) up to 104,895 shares of common stock with an exercise price of $171.50 per share and (ii) up to 403,887 shares of common stock with an exercise price of $71.00 per share. Accordingly, the Company agreed to (i) lower the exercise price of such existing warrants to $8.22 per share, (ii) provide that such existing warrants, as amended, will not be exercisable until May 9, 2023 and (iii) extend the original expiration date of such existing warrants to May 9, 2028. 323,887 of the amended warrants are held by affiliates of Athyrium.

At-The-Market Sales Agreement and Offering

In November 2021, we entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million, from time to time, in “at the market” offerings through the Agents (the "ATM Facility"). In connection with the November 2022 Offering we reduced the aggregate offering price to $70.0 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended December 31, 2021, we received net proceeds of $4.6 million, after deducting commissions and other offering expenses, from the sale of 70,550 shares under the ATM Sale Agreement. We sold such shares at a weighted average purchase price of $71.00 per share. During the three months ended December 31, 2022, the Company received net proceeds of $0.6 million, after deducting commissions and other offering expenses, from the sale of 52,620 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $10.93 per share. During the year ended December 31, 2022, the Company received net proceeds of $7.1 million, after deducting commissions and other offering expenses, from the sale of 317,155 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $30.27 per share.

Mortgages

In January 2014, we executed a mortgage with Comerica Bank for $1.8 million for the purpose of acquiring a facility located in Ann Arbor, Michigan, which was previously leased by us and is used primarily for laboratory testing and research purposes. The mortgage was paid off in November 2021. We previously had a mortgage with American Bank of Commerce (originally executed in February 2008) outstanding on Avero’s property located in Lubbock, Texas, which was used primarily for laboratory testing. The mortgage was paid off in December 2021 prior to the sale of Avero.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect that our research and development expenses will continue to increase as we focus on developing our therapeutics product candidates, through preclinical studies and clinical trials. We also expect our investment in research and development to increase as we pursue regulatory approval of our product candidates and as we seek to expand our pipeline of product candidates. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2022	2021
Cash used in operating activities	$(64,417)	$(167,486)
Cash used in investing activities	(792)	(1,242)
Cash provided by financing activities	7,298	165,049

Operating Activities

Net cash used in operating activities in the year ended December 31, 2022 was primarily attributable to a $38.2 million net loss, adjusted for non-cash charges, primarily driven by a $20.9 million change in the warrant liabilities fair value, a $10.7 million gain from discontinued operations and $5.7 million gain on investment in Enumera, offset by $7.8 million of stock-based compensation expense, $2.7 million loss on extinguishment of convertible notes and $1.4 million of debt discount amortization. The net cash outflow from changes in operating assets and liabilities was attributable to a $5.0 million decrease in accounts payable and a $1.7 million decrease in other long-term liabilities, offset by a $3.4 million decrease in prepaid expenses and other current assets. Additionally, net cash provided by operating activities from discontinued operations contributed $1.8 million of inflows.

Net cash used in operating activities in the year ended December 31, 2021 was primarily attributable to a $247.4 million net loss, adjusted for a $68.9 million loss from discontinued operations and non-cash charges, primarily driven by an $18.4 million change in the derivative liability fair value, offset by a $54.2 million change in the warrant liabilities fair value, $12.0 million of stock-based compensation expense and an $11.3 million inducement loss. The net cash outflow from changes in operating assets and liabilities was attributable to a $22.9 million decrease in accrued expenses and other liabilities and an $8.7 million decrease in accounts payable, offset by a $4.4 million increase in other long-term liabilities. Additionally, net cash used in operating activities from discontinued operations contributed $27.2 million of outflows.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2022 was attributable to $0.8 million in purchases of property and equipment. Net cash used in investing for the year ended December 31, 2021 was attributable to $0.9 million in purchases of property and equipment and $0.4 million from discontinued operations.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2022 was primarily attributable to $9.0 million in net proceeds from the issuance of common stock and $3.3 million in proceeds from the issuance of common stock warrants, partially offset by $5.1 million in payments for insurance financing. Net cash provided by financing activities during the year ended December 31, 2021 was primarily attributable to $79.4 million in net proceeds from the issuance of common stock warrants, $46.8 million in net proceeds from the issuance of common stock, and $46.0 million in net proceeds from the exercise of common stock warrants, partially offset by $3.8 million in payments for insurance financing and $1.3 million in principal payments on mortgages payable.

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

Common Stock Warrant Liabilities

We account for the common stock warrants issued as part of the November 2022 Offering and August 2021 Offering as freestanding liability instruments in accordance with applicable accounting guidance based on the specific terms of the warrant agreement. As these warrants are classified as liabilities, they are remeasured each period until settled or until classified as equity. Any resulting gain or loss related to the changes in the fair value of the warrant liabilities are recorded to gain (loss) on warrant liabilities on the consolidated statements of operations. Changes in our inputs and assumptions, such as our stock price and the estimated volatility of common stock, could result in material changes in the valuation in future periods.

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

At December 31, 2022, the fair value of our warrant liabilities of $3.5 million, was estimated using the Black-Scholes Model with the following inputs and assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.0%	1.3%
Expected volatility	106.2% - 107.1%	91.9%
Stock price	$3.30	$52.25
Expected life (years)	3.6 - 5.4	4.6

Embedded Derivative Related to Convertible Notes

In December of 2020, we issued Convertible Notes due in December 2025 that had a conversion option which required bifurcation upon issuance and was periodically remeasured to fair value separately as an embedded derivative. The conversion option included additional interest payments payable to the noteholders if converted prior to December 1, 2022. We utilized a Monte Carlo simulation model to determine the fair value of the embedded features, which incorporates inputs including the common stock price, volatility of common stock, and time to maturity. The embedded feature was remeasured to fair value at each balance sheet date through September 30, 2022, with a resulting gain or loss related to the change in the fair value recorded to other income (expense), net in the consolidated statements of operations. The fair value of the embedded derivative was zero as of December 31, 2021, as presented in our consolidated balance sheet. As of December 31, 2022, the conversion option has expired and we no longer have an embedded derivative.

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

Expected Term—The expected term represents the period that the stock-based awards are expected to be outstanding. We determines the expected term using the simplified method. The simplified method deems the term to be the average of the time-to-vesting and the contractual life. For stock options granted to non-employees, the expected term equals the remaining contractual term of the option from the vesting date. For the 2020 Employee Stock Purchase Plan, the expected term is the period of time from the offering date to the purchase date.

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

Dividend Rate—The dividend yield assumption is zero, as the Company has no plans to pay dividends.

The following assumptions were used for the Black-Scholes option valuation model:

Year ended December 31,
	2022	2021
Risk-free interest rate	2.0% - 4.2%	0.6% - 1.4%
Expected volatility	90.7% - 101.3%	52.9% - 77.0%
Expected dividend yield	―	―
Expected life (years)	5.5 - 6.3	3.0 - 6.3

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

If a quantitative assessment is deemed necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss will be recognized if the reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment existed as of December 31, 2022 or December 31, 2021.

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

Biora Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biora Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

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

San Diego, California

March 30, 2023

BIORA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$30,486	$88,397
Accounts receivable, net	—	653
Income tax receivable	828	—
Prepaid expenses and other current assets	4,199	7,232
Current assets of disposal group held for sale	2,603	2,493
Total current assets	38,116	98,775
Property and equipment, net	1,654	3,666
Right-of-use assets	1,482	—
Other assets	6,201	326
Goodwill	6,072	6,072
Total assets	$53,525	$108,839
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,606	$8,709
Accrued expenses and other current liabilities	16,161	34,157
Warrant liabilities	3,538	18,731
Current portion of capital lease obligations	—	12
Total current liabilities	23,305	61,609
Convertible notes, net of unamortized discount of $4,914 and $6,333 as of December 31, 2022 and December 31, 2021, respectively	127,811	126,392
Other long-term liabilities	4,696	5,814
Total liabilities	$155,812	$193,815
Commitments and contingencies (Note 10)
Stockholders' deficit:
Common stock – $0.001 par value. 164,000,000 shares authorized as of December 31, 2022 and December 31, 2021; 9,098,844 and 7,429,458 shares issued as of December 31, 2022 and December 31, 2021, respectively; 8,928,498 and 7,274,889 shares outstanding as of December 31, 2022 and December 31, 2021, respectively	8	6
Additional paid-in capital	743,626	722,782
Accumulated deficit	(826,843)	(788,686)
Treasury stock – at cost; 170,346 and 154,569 shares of common stock as of December 31, 2022 and December 31, 2021, respectively	(19,078)	(19,078)
Total stockholders' deficit	(102,287)	(84,976)
Total liabilities and stockholders' deficit	$53,525	$108,839

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2022	2021
Revenues	$305	$1,247
Operating expenses:
Research and development	24,049	45,785
Selling, general and administrative	38,037	73,299
Total operating expenses	62,086	119,084
Loss from operations	(61,781)	(117,837)
Interest expense, net	(10,990)	(12,636)
Gain (loss) on warrant liabilities	20,904	(54,157)
Other income, net	2,617	5,990
Loss before income taxes	(49,250)	(178,640)
Income tax benefit	(420)	(119)
Loss from continuing operations	(48,830)	(178,521)
Gain (loss) from discontinued operations	10,673	(68,891)
Net loss	(38,157)	(247,412)

Net loss per share from continuing operations, basic and diluted	$(6.40)	$(46.42)
Net gain (loss) per share from discontinued operations, basic and diluted	$1.40	$(17.91)
Net loss per share, basic and diluted	$(5.00)	$(64.33)
Weighted average shares outstanding, basic and diluted	7,635,107	3,846,187

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2020	2,371,477	$2	$453,046	$(541,274)	(140,601)	$(18,768)	$(106,994)
Issuance of common stock, net	3,006,481	2	46,552	—	—	—	46,554
Exercise of common stock options	12,930	—	532	—	(4,109)	(310)	222
Issuance of common stock under employee stock purchase plan	12,670	—	712	—	—	—	712
Issuance of common stock upon vesting of restricted stock units	32,780	—	(722)	—	(9,859)	—	(722)
Exercise of common stock warrants	1,411,251	1	118,009	—	—	—	118,010
Issuance of common stock warrants	—	—	42,864	—	—	—	42,864
Issuance of common stock upon conversion of debt, net	531,144	1	44,606	—	—	—	44,607
Issuance of common stock upon conversion of interest, net	50,725	—	3,627	—	—	—	3,627
Stock-based compensation expense	—	—	13,556	—	—	—	13,556
Net loss	—	—	—	(247,412)	—	—	(247,412)
Balance at December 31, 2021	7,429,458	$6	$722,782	$(788,686)	(154,569)	$(19,078)	$(84,976)
Issuance of common stock, net	1,117,155	1	9,281	—	—	—	9,282
Issuance of common stock under employee stock purchase plan	6,694	—	98	—	—	—	98
Issuance of common stock upon vesting of restricted stock units	45,287	—	(267)	—	(15,777)	—	(267)
Issuance of common stock upon conversion of interest, net	500,250	1	3,928	—	—	—	3,929
Stock-based compensation expense	—	—	7,804	—	—	—	7,804
Net loss	—	—	—	(38,157)	—	—	(38,157)
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Operating Activities:
Net loss	$(38,157)	$(247,412)
Adjustments to reconcile net loss to net cash used in operating activities:
(Gain) loss from discontinued operations	(10,673)	68,891
Non-cash revenue reserve	—	979
Depreciation and amortization	907	1,437
Stock-based compensation expense	7,804	11,962
Loss on extinguishment of convertible notes and accrued interest	2,722	946
Amortization of debt discount and non-cash interest	1,419	1,572
Inducement loss on convertible notes	—	11,265
Loss on disposal of property and equipment	543	99
Impairment of property and equipment	545	—
Change in fair value of derivative liability	—	(18,365)
Change in fair value of warrant liabilities	(20,904)	54,157
Gain on investment in Enumera Molecular, Inc.	(5,731)	—
Changes in operating assets and liabilities:
Income tax receivable	(828)	—
Prepaid expenses and other current assets	3,387	1,399
Other assets	—	(158)
Accounts payable	(5,072)	(8,686)
Accrued expenses and other liabilities	(417)	(22,910)
Income tax payable	—	79
Other long-term liabilities	(1,720)	4,412
Net cash used in operating activities - continuing operations	(66,175)	(140,333)
Net cash provided by (used in) operating activities - discontinued operations	1,758	(27,153)
Net cash used in operating activities	(64,417)	(167,486)
Investing Activities:
Purchases of property and equipment	(792)	(855)
Net cash used in investing activities - continuing operations	(792)	(855)
Net cash used in investing activities - discontinued operations	—	(387)
Net cash used in investing activities	(792)	(1,242)
Financing Activities:
Proceeds from issuance of common stock, net	9,014	46,776
Proceeds from issuance of common stock warrants	3,318	79,448
Proceeds from issuance of common stock under employee stock purchase plan	98	—
Proceeds from exercise of common stock warrants	—	46,000
Payments for financing of insurance premiums	(5,120)	(3,750)
Principal payments on mortgages payable	—	(1,348)
Principal payments on capital lease obligations	(12)	(295)
Net cash provided by financing activities - continuing operations	7,298	166,831
Net cash used in financing activities - discontinued operations	—	(1,782)
Net cash provided by financing activities	7,298	165,049
Net decrease in cash and cash equivalents	(57,911)	(3,679)
Cash and cash equivalents at beginning of period	88,397	92,076
Cash and cash equivalents at end of period	$30,486	$88,397

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$5,871	$7,536
Cash paid for income taxes	31	367

Supplemental schedule of non-cash investing and financing activities:
Settlement of warrant liability	$—	$72,010
Issuance of common stock in settlement of accrued expenses	98	712
Conversion of convertible note	—	44,606
Assets in exchange for Enumera Molecular investment	6,000	—
Issuance of common stock and re-priced warrants upon settlement of accrued interest	3,929	3,627
Issuance of warrants upon settlement of accrued interest	2,300	—
Leased assets exchanged for operating lease liabilities	2,922	—
Change in fair value of re-priced equity classified warrants	619	—
Equity financing issuance costs incurred but not paid	116	200
Purchases of property and equipment in accounts payable	86	16

BIORA THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Biora Therapeutics, Inc. (the “Company” or “Biora” or "Biora Therapeutics") is a biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. The Company's therapeutics pipeline includes two therapeutic delivery platforms:

•
NAVICAPTM Targeted Oral Delivery Platform: Targeted oral delivery of therapeutics to the site of disease in the gastrointestinal tract designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
BIOJETTM Systemic Oral Delivery Platform: Systemic oral delivery of biotherapeutics designed to replace injections with needle-free, oral delivery of large molecules for better management of chronic diseases.

Biora Therapeutics, a Delaware corporation, was formerly known as Progenity, Inc. (“Progenity”), and commenced operations in 2010 with its corporate office located in San Diego, California. The Company's historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory located in Michigan specializing in molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, the Company's core business was focused on the carrier screening and noninvasive prenatal test market, targeting preconception planning, and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP (“Mattison”), a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, the Company’s operations also included anatomic and molecular pathology testing products in the United States.

In order to refocus efforts and resources on its research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics laboratory in Ann Arbor, Michigan, and in December 2021, the Company sold Avero, together referred to as the Laboratory Operations. The Company has excluded from continuing operations for all periods presented in this report revenues and expenses associated with its Laboratory Operations, which are reported as discontinued operations. See Note 4 for additional information on the Laboratory Operations.

On April 12, 2022, the Company announced that it would rebrand to better reflect the current focus on its therapeutics pipeline, and would begin to operate as Biora Therapeutics, Inc., a Delaware corporation. The Company subsequently changed its name to Biora Therapeutics, Inc. on April 26, 2022.

On December 29, 2022, the Company filed a certificate of amendment ("the Certificate of Amendment") to its eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of the Company's common stock (the "Reverse Stock Split"). On January 3, 2023, the Company effected the Reverse Stock Split. See Note 2 for additional information.

Liquidity

As of December 31, 2022, the Company had cash and cash equivalents of $30.5 million and an accumulated deficit of $826.8 million. For the year ended December 31, 2022, the Company reported a net loss of $38.2 million and cash used in operating activities of $64.4 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of December 31, 2022, the Company had $127.8 million of convertible senior notes, net ("Convertible Notes") outstanding (see Note 8). While the Company has greatly reduced its cash burn following the Strategic Transformation, management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the consolidated financial statements for the year ended December 31, 2022, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the consolidated financial statements for the year ended December 31, 2022.

The Company’s ability to continue as a going concern is dependent upon its ability to raise additional funding. Management believes that the Company’s liquidity position as of the date of this filing provides sufficient runway to achieve important research and development pipeline milestones. Management intends to raise additional capital through equity offerings and/or debt financings, or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of the Company’s research programs or patent portfolios or divestitures of the Company's assets. Adequate funding, if needed, may not be available to the Company on acceptable terms, or at all. The Company’s ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If the Company is unable to raise capital when needed or on attractive terms, it would be forced to delay, reduce, or eliminate its research and development programs or other operations. If any of these events occur, the Company’s ability to achieve its operational goals would be adversely affected.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Biora Therapeutics and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements include the accounts of Biora Therapeutics, Inc., its wholly-owned subsidiaries, and, for the year ended December 31, 2021, an affiliated professional partnership with Avero with respect to which the Company had a specific management arrangement (see Note 3). All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements and notes thereto give retrospective effect to the Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented. Concurrent with the Reverse Stock Split the Company effected a reduction in the number of authorized shares of common stock from 350,000,000 shares to 164,000,000 shares.

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

Revenue was primarily derived from providing molecular testing products, which were reimbursed through arrangements with third-party payors, laboratory distribution partners, and amounts from individual patients. Third-party payors include commercial payors, such as health insurance companies, health maintenance organizations and government health benefit programs, such as Medicare and Medicaid. The Company’s contracts generally contained a single performance obligation, which was the delivery of the test results, and the Company satisfied its performance obligation at a point in time upon the delivery of the results, which then triggered the billing for the product. The amount of revenue recognized reflects the amount of consideration the Company expected to be entitled to ("transaction price") and considered the effects of variable consideration. Revenue was recognized when control of the promised product was transferred to customers, in an amount that reflected the consideration the Company expected to be entitled to in exchange for those products.

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

Payor Concentration

The Company historically relied upon reimbursements from third-party government payors and private-payor insurance companies to collect accounts receivable. As a result of the Strategic Transformation, all revenue from Laboratory Operations has been classified as discontinued operations and there were no significant concentrations as of December 31, 2022. The Company’s significant third-party payors and their related accounts receivable balances and revenues as a percentage of total accounts receivable balances as of December 31, 2021 and of revenues for the year ended December 31, 2021 are as follows:

Percentage of Accounts Receivable
December 31, 2021
Blue Shield of Texas	4.0%
United Healthcare	7.2%
Government Health Benefits Programs	55.8%

Percentage of Revenue (1)
Year Ended December 31, 2021
Blue Shield of Texas	10.7%
Aetna	7.3%
Cigna	5.7%
United Healthcare	6.7%
Government Health Benefits Programs	23.2%

(1) Percentage of revenue table shows amounts as a percentage of total revenue, including revenue classified as discontinued operations. Refer to Note 5 for details of the breakdown of revenue.

Accounts Receivable

Amounts included in accounts receivable for the year ended December 31, 2021 consist of receivables generated from the Company's genetics laboratory in Ann Arbor, Michigan. The Company continued to collect these receivables and did not include these amounts as assets held for sale. The accounts receivable amounts were recorded at the transaction price and considered the effects of variable consideration. The total consideration the Company expected to collect was an estimate and was fixed or variable. Variable consideration included reimbursement from third-party payors, laboratory distribution partners, and amounts from individual patients, and was adjusted for disallowed cases, discounts, and refunds using the expected value approach. The Company monitors these estimates at each reporting period based on actual cash collections in order to assess whether a revision to the estimate is required.

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

If a quantitative assessment is deemed necessary, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss will be recognized if the reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment existed as of December 31, 2022 or December 31, 2021.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as property and equipment, by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted future cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company recorded impairment of $0.5 million during the year ended December 31, 2022. No impairment was recorded for the year ended December 31, 2021.

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

Embedded Derivative Related to Convertible Notes

In December 2020, the Company issued Convertible Notes with an embedded derivative that was required to be bifurcated from the host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivative was recorded to other income, net in the consolidated statements of operations. As of December 31, 2022, the conversion option has expired and the Company no longer has an embedded derivative.

Common Stock Warrant Liabilities

The Company accounts for common stock warrants issued as freestanding instruments in accordance with applicable accounting guidance as either liabilities or as equity instruments depending on the specific terms of the warrant agreements. Warrants classified as liabilities are remeasured each period until settled or until classified as equity. Any resulting gain or loss related to the changes in the fair value of the warrant liabilities are recorded to gain (loss) on warrant liabilities in the consolidated statements of operations. Changes in the Company’s inputs and assumptions, such as the Company’s stock price and volatility of common stock, could result in material changes in the valuation in future periods.

Repairs and Maintenance

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for the Company's finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communication, advertising, conferences, and professional fees of audit, legal, and recruiting services. Selling, general and administrative expenses are expensed as incurred. Advertising expense for the year ended December 31, 2021 was $0.6 million, and there were no advertising expenses for the year ended December 31, 2022.

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

Fair Value of Common Stock—Prior to the IPO, the Company’s common stock was not publicly traded, therefore the Company estimated the fair value of its common stock. Following the initial public offering of the Company's common stock (the "IPO"), the fair value of the Company’s common stock for awards with service-based vesting is the closing price of its common stock on the date of grant or other relevant determination date.

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

Emerging Growth Company Status

The Company is an emerging growth company (“EGC”), as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). Under the JOBS Act, EGCs can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. The Company has elected to use this extended transition period for complying with new or revised accounting standards that have different effective dates for public and private companies until the earlier of the date that it (i) is no longer an emerging growth company or (ii) affirmatively and irrevocably opts out of the extended transition period provided in the JOBS Act. As a result, these consolidated financial statements may not be comparable to companies that comply with the new or revised accounting pronouncements as of public company effective dates.

Recent Accounting Pronouncements Adopted

In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), which supersedes FASB ASC Topic 840, Leases (Topic 840), and provides principles for the recognition, measurement, presentation and disclosure of leases for both lessees and lessors. The Company adopted the provisions of this guidance on January 1, 2022, using the effective date method. As a result of adopting ASC 842, the Company recognized right-of-use assets and lease liabilities of $2.2 million and $2.2 million, respectively, on January 1, 2022. The difference between the right-of-use assets and lease liabilities is attributed to the elimination of deferred rent and prepaid rent. There was no adjustment to the opening balance of accumulated deficit as a result of the adoption. The Company elected to use the package of practical expedients available in the new lease standard, allowing it not to reassess: (a) whether expired or existing contracts contain leases under the new definition of a lease; (b) lease classification for expired or existing leases; and (c) whether previously capitalized initial direct costs would qualify for capitalization under the new lease standard.

In May 2021, the FASB issued ASU No. 2021-04, Issuer's Accounting for Certain Modification or Exchanges of Freestanding Equity-Classified Written Call Options, which provides a principles-based framework to determine whether an issuer should recognize the modification or exchange as an adjustment to equity or an expense. The Company adopted this standard on January 1, 2022, which did not have a material impact on the consolidated financial statements.

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

In December 2021, the Company entered into an asset purchase agreement with Northwest Pathology to sell certain assets and liabilities of Avero for $10.9 million. The Company no longer has any ownership interest in Avero and therefore does not consolidate Avero beginning at December 31, 2021. Prior to the date of sale, Avero's income statement activity is included in discontinued operations in the consolidated statements of operations.

In June 2015, the Company's subsidiary entity entered into a management services arrangement that authorized the Company to perform the management services in the manner that it deemed reasonably appropriate to meet the day-to-day business needs of Avero. The management services included funding ongoing operational needs, directing activities related to contract negotiation, billing, human resources, and legal and administrative matters and processes, among others. In exchange for the management services provided, the Company's subsidiary entity was entitled to receive an annual management fee equal to the amount of the net operating income of Avero. The agreement had a 10-year term, but was terminated at the time of the sale of Avero.

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

Note 4. Strategic Transformation

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represents a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows for all periods presented. Additionally, the remaining assets have been reported as assets held for sale in the Company’s consolidated balance sheets as of December 31, 2022 and December 31, 2021. The Company recognized a loss of $19.3 million for the year ended December 31, 2021 for contract terminations, severance, inventory and fixed asset write-downs in discontinued operations related to the genetics laboratory shutdown. The Company received revenue in connection with the reimbursement for tests that were run prior to the closure of its Laboratory Operations through September 2022. In December 2021, the Company entered into an asset purchase agreement to sell certain assets and liabilities of Avero for gross proceeds of $10.9 million. The Company recognized a loss of $6.0 million in discontinued operations, calculated as proceeds less net assets of $15.1 million and transaction costs of $1.8 million, for the year ended December 31, 2021.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands):

	Year Ended December 31,
	2022	2021
Revenues (1)	$11,848	$59,362
Cost of sales	—	63,741
Gross profit (loss)	11,848	(4,379)
Operating expenses:
Research and development	—	1,590
Selling and marketing	—	38,753
General and administrative	1,175	18,247
Total operating expenses	1,175	58,590
Other expense, net	—	(5,922)
Net income (loss) from discontinued operations	$10,673	$(68,891)

(1) Refer to Note 10 for further discussion regarding the partial reversal of a previously-established accrual related to a third-party claim of recoupment during the year ended December 31, 2022.

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of December 31, 2022 and December 31, 2021 (in thousands):

	December 31, 2022	December 31, 2021

Current assets of disposal group held for sale
Property and equipment, net	2,603	2,493
Total current assets of disposal group held for sale (2)	$2,603	$2,493

(2) The Company is actively looking to sell the remaining assets of the Laboratory Operations and has classified them as held for sale and current in the consolidated balance sheets at December 31, 2022 and December 31, 2021.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company performed a VIE analysis and concluded Enumera does not meet the definition of a VIE. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily-determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s consolidated balance sheets as of December 31, 2022. The Company recognized a gain of $5.7 million on the investment during the year ended December 31, 2022 included in other income, net on the consolidated statements of operations and there was no impairment recorded.

Northwest License Agreement

In November 2022, the Company entered into a license agreement with Northwest Pathology, doing business as Avero Diagnostics (“Northwest”), pursuant to which the Company licenses its Preecludia rule-out test for preeclampsia to Northwest for commercial development (the “Northwest License Agreement”). Under the terms of the Northwest License Agreement, Northwest receives rights to assets and intellectual property related to the Preecludia test and the Company will receive commercial milestone payments and royalties on net sales.

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

The Company evaluated its contracts with healthcare insurers, government payors, laboratory partners and patients and identified a single performance obligation, the delivery of a test result. The Company satisfied its performance obligation at a point in time upon the delivery of the test result, at which point the Company can bill for its products. The amount of revenue recognized reflects the transaction price and considers the effects of variable consideration, which is discussed below. Once the Company satisfied its performance obligations upon delivery of a test result and billed for the product, the timing of the collection of payments may vary based on the payment practices of the third-party payor. The Company billed patients directly for co-pays and deductibles that they are responsible for and also billed patients directly in cases where the customer did not have insurance. All of the historical test revenue is part of the Company's Laboratory Operations and has been included in discontinued operations in the consolidated statements of operations.

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

The Company periodically updated its estimate of the variable consideration recognized for previously-delivered performance obligations. These updates resulted in an additional $2.0 million and $6.6 million of revenue reported for the years ended December 31, 2022 and December 31, 2021, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 10.

Disaggregation of Revenues

As a result of the classification of Laboratory Operations to discontinued operations, the Company is only showing disaggregation for prior year. The Company's current revenue is related to license and collaboration agreements. The following tables show revenues disaggregated by payor type and revenue classification (in thousands):

Year Ended December 31, 2021
Commercial third-party payors	$42,100
Government health benefit programs (1)	14,085
Patient/laboratory distribution partners	4,424
Total revenues	$60,609

(1) The revenue amounts include accruals for reimbursement claims and settlements included in the estimates of variable consideration recorded during the year ended December 31, 2021. Revenues recognized reflect the effects of variable consideration, and include adjustments for estimates of disallowed cases, discounts, and refunds. The variable consideration includes reductions in revenues for the accrual for reimbursement claims and settlements.

Classification	Year Ended December 31, 2022	Year Ended December 31, 2021
Revenue from continuing operations	$305	$1,247
Revenue from discontinued operations	11,848	59,362
Total revenues	$12,153	$60,609

Note 6. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Prepaid expenses	$3,634	$6,123
Other current assets	565	1,109
Total	$4,199	$7,232

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Computers and software	$2,715	$5,004
Building and leasehold improvements	750	437
Laboratory equipment	958	2,688
Furniture, fixtures, and office equipment	1,138	1,142
Construction in progress	92	16
Total property and equipment	5,653	9,287
Less accumulated depreciation and amortization	(3,999)	(5,621)
Property and equipment, net	$1,654	$3,666

Depreciation expense included in continuing operations was $0.9 million and $1.4 million for the years ended December 31, 2022 and 2021, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Investment in Enumera	$6,000	$—
Other	201	326
Total	$6,201	$326

Goodwill

As part of the sale of Avero during the year ended December 31, 2021, the Company allocated goodwill using the relative fair value method to both the Avero business that was sold and the remaining Biora business. The $0.1 million allocated to Avero was included in the carrying value to determine the loss on sale.

A summary of the activity in goodwill is presented below (in thousands):

Balance at December 31, 2020 (1)	$6,219
Reduction of goodwill related to disposition	(147)
Balance at December 31, 2021 and December 31, 2022	$6,072

(1) The beginning balance as of December 31, 2020 includes the amount of Goodwill classified in assets held for sale.

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, current (1)	$8,372	$18,127
Commissions and bonuses	1,433	3,883
Vacation and payroll benefits	1,724	6,894
Accrued professional services	307	652
Accrued interest	890	802
Lease liabilities, current	893	—
Insurance financing	445	489
Contract liabilities	47	301
Other (2)	2,050	3,009
Total	$16,161	$34,157

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

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31, 2022	December 31, 2021
Accrual for reimbursement claims and settlements, net of current portion (1)	$—	$192
Lease liabilities, net of current portion	601	—
Other (2)	4,095	5,622
Total	$4,696	$5,814

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

There were no significant transfers between these fair value measurement classifications during the years ended December 31, 2022 and 2021.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the embedded derivative liability associated with the Company’s Convertible Notes (see Note 8) and the warrant liabilities resulting from the November 2022 and August 2021 issuance of warrants (see Note 11). The Convertible Notes conversion feature was bifurcated and recorded as an embedded derivative liability with a corresponding discount at the date of issuance that is netted against the principal amount of the Convertible Notes. The Company utilizes a Monte Carlo simulation method to determine the fair value of the conversion feature, which utilizes inputs including the common stock price, volatility of common stock, the risk-free interest rate and the probability of conversion to common shares at the conversion rate in the event of a major transaction (e.g. a change in control). Due to the use of significant unobservable inputs, the overall fair value measurement of the conversion feature is classified as Level 3. As of December 31, 2021, the fair value of the embedded derivative liability was zero. As of December 31, 2022, the conversion option has expired and there is no longer an embedded derivative.

The Company uses the Black-Scholes Model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities include volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At December 31, 2022 and 2021, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.0%	1.3%
Expected volatility	106.2% - 107.1%	91.9%
Stock price	$3.30	$52.25
Expected life (years)	3.6 - 5.4	4.6

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
December 31, 2022
Money market funds (1)	$5	$—	$—
Warrant Liabilities	$—	$—	$3,538

December 31, 2021
Money market funds (1)	$85,866	$—	$—
Warrant Liabilities	$—	$—	$18,731

(1) Included in cash and cash equivalents in the accompanying consolidated balance sheets.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $127.8 million and $126.4 million at December 31, 2022 and 2021, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $71.8 million and $86.6 million as of December 31, 2022 and 2021, respectively.

Note 8. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The outstanding principal amount of Convertible Notes was $132.7 million at both December 31, 2022 and December 31, 2021. During the years ended December 31, 2022 and 2021, the Company recognized interest expense on the Convertible Notes of $9.6 million and $11.7 million, respectively.

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

At any time, noteholders may convert their Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 11.1204 shares of common stock per $1,000 principal amount of Convertible Notes, which represents an initial conversion price of approximately $89.92 per share of common stock. Noteholders that converted their Convertible Notes before December 1, 2022 were, in certain circumstances, entitled to an additional cash payment representing the present value of any remaining interest payments on the Convertible Notes through December 1, 2022. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain dilutive events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of December 31, 2022 and December 31, 2021, the Company was in compliance with all such covenants.

The Convertible Notes had a conversion option which was required to be bifurcated upon issuance and periodically remeasured to fair value separately as an embedded derivative. The conversion option included additional interest payments payable to the noteholders if converted prior to December 1, 2022 (the "Early Voluntary Conversion Option"). The conversion feature was bifurcated and recorded separately as an embedded derivative as (1) the conversion feature was not clearly and closely related to the debt instrument and was not considered to be indexed to the Company’s equity, (2) the conversion feature standing alone meets the definition of a derivative, and (3) the Convertible Notes are not remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations.

The fair value of the embedded derivative was zero as of December 31, 2021. As of December 31, 2022, the conversion option has expired and there is no longer an embedded derivative. The prior year change in fair value of the derivative liability of $18.4 million is included in other income (expense), net in the consolidated statement of operations for the year ended December 31, 2021. As of December 31, 2022 and 2021, the unamortized debt discount was $4.9 million and $6.3 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. For the years ended December 31, 2022 and 2021 the amortization of the Convertible Notes debt discount was $1.4 million and $1.6 million, respectively, and is included in interest expense, net in the consolidated statements of operations.

In October 2021, holders of Convertible Notes exchanged an aggregate of $20.2 million principal amount for 340,554 shares of the Company's common stock. As the Convertible Notes were exchanged for an amount over the fair value of shares issuable under the original conversion terms, the Company recorded an inducement loss of $9.8 million, included in other income (expense) in the consolidated statements of operations. In addition, the Company issued an aggregate of 17,112 shares of common stock to certain investors in consideration for a waiver of certain contractual lock-up provisions to which the Company agreed to in connection with prior offerings of its securities. The Company recorded an inducement loss of $1.4 million in other income (expense), net, in the consolidated statements of operations, related to these shares.

In addition to the transaction discussed above, holders of Convertible Notes exchanged an aggregate of $15.6 million principal amount for 173,477 shares of the Company's common stock during the year ended December 31, 2021. The Convertible Notes were converted under the Early Voluntary Conversion Option and the Company recognized a $0.9 million extinguishment loss, which is included in other income, net in the consolidated statements of operations.

Note 9. Related Party Transactions

In June 2021, affiliates of Athyrium Capital Management, LP (“Athyrium”) participated in a private placement and acquired 323,886 units, representing 323,886 shares of common stock and warrants to purchase up to 323,886 shares of common stock at a price of $61.75 per unit (see Note 11). As of December 31, 2021, affiliates of Athyrium held 1,157,405 shares, or 15.6%, respectively, of the Company's common stock outstanding and warrants to purchase up to 323,883 and 16,006 shares of common stock at an exercise price of $71.00 and $347.50, respectively.

Athyrium also holds $103.5 million aggregate principal amount of Convertible Notes as of both December 31, 2022 and 2021 (see Note 8). During the year ended December 31, 2021, Athyrium entered into an agreement with the Company to waive its interest due of $3.6 million through June 1, 2021 and received 50,724 shares of common stock. As of both December 31, 2022 and 2021, the accrued interest expense related to the Convertible Notes was $0.6 million.

In November 2022, the Company entered into a securities purchase agreement with affiliates of Athyrium relating to the offering and sale of an aggregate of 500,250 shares of common stock and accompanying warrants to purchase 500,250 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $8.22 per share and will become exercisable commencing six months following the date of issuance and will expire five years following the initial exercise date. The Company received approximately $3.8 million in gross proceeds from the offering as an in-kind payment. The in-kind payment was in the form of a waiver of the Company’s cash interest payment obligation of approximately $3.8 million due on certain of the Company’s 7.25% Convertible Senior Notes due 2025 held by affiliates of Athyrium for the payment date occurring on December 1, 2022. Additionally, the Company agreed with Athyrium to amend outstanding warrants previously issued in 2021 to purchase up to 323,886 shares of common stock with an exercise price of $71.00 per share. The warrants have an amended exercise price of $8.22 per share, will become exercisable on May 9, 2023 and will expire five years following the initial exercise date.

As of December 31, 2022, Athyrium held 1,694,484 shares, or 19.0% of the Company's common stock outstanding and warrants to purchase up to 824,136 shares of common stock at an exercise price of $8.22.

In November 2022, the Company entered into a securities purchase agreement with an institutional investor relating to the offering and sale of an aggregate of 800,000 shares of common stock and accompanying warrants to purchase 800,000 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering (see Note 11). Following this transaction, the institutional investor became a related party due to greater than 5% ownership.

On January 12, 2023, the Company issued warrants to purchase 90,000 shares of common stock to the institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the securities purchase agreement from the

November 2022 Offering (as defined below). The warrant has an exercise price of $8.22, is exercisable beginning on May 9, 2023 and expires on May 9, 2028.

Note 10. Commitments and Contingencies

Operating Leases

The Company has entered into various non-cancelable operating lease agreements, primarily for office space, laboratory space, and equipment. On January 1, 2022, the Company adopted ASC Topic 842, Leases. Results for reporting periods beginning after January 1, 2022 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported in accordance with historic accounting guidance. The right-of-use assets were $1.5 million as of December 31, 2022 and current and long-term lease liabilities were $0.9 million and $0.6 million, respectively, as of December 31, 2022, and are recorded in accrued expenses and other current liabilities and other long-term liabilities on the consolidated balance sheet.

Operating lease costs were $1.5 million for the year ended December 31, 2022 and cash paid for operating leases was $1.6 million. The weighted-average discount rate used was 7.8% and the weighted-average remaining lease term for all operating leases was 2.3 years. Rent expense included in continuing operations for operating leases was $5.1 million for the year ended December 31, 2021.

As of December 31, 2022, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2023	$965
2024	235
2025	209
2026	215
2027 and thereafter	18
Total minimum lease payments	1,642
Less: interest	(148)
Present value of lease liabilities	$1,494

As of December 31, 2021, net minimum payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2022	$2,141
2023	1,086
2024	237
2025	208
2026 and thereafter	251
Total future minimum lease payments	$3,923

Contingencies

The Company, in the ordinary course of its business, can be involved in lawsuits, threats of litigation, and audit and investigative demands from third parties. While management is unable to predict the exact outcome of such matters, it is management’s current belief that any potential liabilities of Biora resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

The regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government and commercial payor programs, post payment review audits, and other forms of reviews and investigations are routine. The Company believes it complied in all material respects with the statutes, regulations, and other requirements applicable to its former laboratory operations.

Federal Investigations

In April 2018, the Company received a civil investigative demand from an Assistant U.S. Attorney (“AUSA”) for the Southern District of New York and a Health Insurance Portability and Accountability Act subpoena issued by an AUSA for the Southern District of California (“SDCA”) around legacy commercial practices. In May 2018, the Company received a subpoena from the State of New York Medicaid Fraud Control Unit.

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements ("the Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The Company paid approximately $5.0 million as required by the Agreements during the year ended December 31, 2021. As of December 31, 2021, the Company’s accrual consisted of $6.9 million in accrued expenses and other current liabilities and $0.2 million in other long-term liabilities. In November 2022, the Company entered into an agreement to extend the deadline for the Company’s payment due on December 31, 2022 to July 15, 2023 and the Company did not make any payments during the year ended December 31, 2022. The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. As of December 31, 2022, the Company’s accrual consists of $7.1 million in accrued expenses and other current liabilities.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the years ended December 31, 2022 and 2021.

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

Corporate Integrity Agreement

In connection with the resolution of the investigated matters, and in exchange for the Office of Inspector General of the Department of Health and Human Services ("OIG") agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Company’s Strategic Transformation, including cessation of its Laboratory Operations and related billing for services, effective March 7, 2023 the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement.

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

The Company disputed these claims of recoupment with the Department and filed administrative complaints with the State of Colorado Office of Administrative Courts. During the year ended December 31, 2022, the Company concluded a settlement agreement resolution of the matter that included a dismissal of the complaints and a full release of all the claims, except for approximately $11,000 in claims, which the Company refunded.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the "OAG"), requesting documents and information related to the Company's former genetic testing practices, the Company's former non-invasive prenatal tests ("NIPT"), particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The OAG has alleged that it has claims under California’s false advertising and unfair business practices laws based on representations about patient billing made in the historical marketing of the Company’s legacy genetic testing business. While the Company believes that its sales and marketing representations were appropriate, the Company is discussing a potential resolution with OAG, and producing additional materials in connection with those discussions, to determine if the matter can be concluded in the best interests of the Company. The Company is unable to predict the ultimate outcome of this action.

Payor Settlement Agreements

On September 30, 2019, the Company entered into a settlement agreement with United HealthCare Services, Inc. and UnitedHealthcare Insurance Company in which the Company agreed to pay an aggregate amount of $30.0 million. In November 2019, the Company and Aetna entered into a settlement agreement for $15.0 million. As of December 31, 2021 both settlements were fully paid.

Payor Dispute

On November 16, 2020, the Company received a letter from Anthem, Inc. ("Anthem") informing the Company that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for the Company’s former NIPT and microdeletion tests and secondarily to the implementation of the new Current Procedure Terminology code for reimbursement for the Company’s former Preparent expanded carrier screening tests.

The Company has historically negotiated and settled similar claims with third-party payors. Although the Company’s practice in resolving disputes with other similar large commercial payors has generally led to agreed settlement amounts substantially less than the originally claimed amount, there can be no assurance that the Company will be successful in a similar settlement amount in any ongoing or future dispute. Historical settlement amounts and payment time periods may not be indicative of the final settlement terms with Anthem, if any. Management disputes this claim of recoupment with Anthem in full, with offsets for amounts owed by Anthem to the Company. Management had previously established an accrual for the estimated probable loss for this matter. During the year ended December 31, 2022, the Company reversed this accrual for a portion of the matter in view of applicable statute of limitations and has reflected this change in revenue within discontinued operations.

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

Texas OIG Inquiry

On October 16, 2019, the Company received an inquiry from the Texas Health & Human Services Commission Office of Inspector General (“TX OIG”) alleging that the Company did not hold the required CLIA Laboratory Certificate of Accreditation to perform, bill for, or be reimbursed by the Texas Medicaid Program for certain tests performed by us from January 1, 2015 through December 31, 2018. The Company submitted a written response to the inquiry on October 23, 2019. In October 2021, the Company received a letter from the TX OIG asking the Company to renew its engagement on the matter. During the year ended December 31, 2022, the Company fully resolved and settled the matter for an immaterial payment by the Company in exchange for a release of all claims.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. ("Ravgen") filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents based on the Company's former NIPT testing business. The complaint seeks monetary damages and injunctive relief. The Company responded to the complaint on March 23, 2021. Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them. On March 1, 2022 the court ordered a stay of the litigation pending resolution of patent validity challenges made against the two patents in inter partes review proceedings currently pending before the Patent Trial and Appeal Board of the United States Patent and Trademark Office. On February 13, 2023 the court ordered the stay lifted. Given the uncertainty of litigation, the early stages of the Ravgen litigation, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the SDCA, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the outcome of the motion to dismiss in the above-described securities lawsuit. The Company intends to vigorously defend against these claims.

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

Note 11. Stockholders’ Equity

Common Stock

On January 3, 2023, the Company effected a 1-for-25 reverse stock split of the Company's common stock. The Reverse Stock Split, which has been retroactively reflected throughout this report, reduced the authorized shares of the Company to 164,000,000 and did not change the par value of the Company's common stock.

PIPE Financings

In February 2021, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (“February Purchasers”). Pursuant to the Securities Purchase Agreement, the February Purchasers purchased an aggregate of 174,825 units (“February Units”), representing (i) 174,825 shares of the Company’s common stock and (ii) warrants to purchase up to 174,825 shares of common stock. The purchase price for each February Unit was $143.00, for an aggregate purchase price of approximately $25.0 million. The warrants are exercisable for cash at an exercise price of $171.50 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance.

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

In June 2021, the Company entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors (“June Purchasers”). Pursuant to the Securities Purchase Agreement, the June Purchasers purchased an aggregate of 647,773 units (“June Units”), representing (i) 627,773 shares of the Company’s common stock (ii) warrants to purchase up to 647,773 shares of common stock and (iii) pre-funded warrants to purchase up to 20,000 shares of common stock. The purchase price for each June Unit was $61.75, for an aggregate purchase price of approximately $40.0 million. The warrants are exercisable for cash at an exercise price of $71.00 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance. The pre-funded warrants are exercisable at an exercise price of $0.025 per share and have no expiration date. In July 2021, the Company issued 20,000 shares of common stock as a result of the exercise of the outstanding pre-funded warrants at an exercise price of $0.025 per share. During the year ended December 31, 2021, the Company issued 243,886 shares of common stock as a result of the exercise of outstanding warrants at an exercise price of $71.00 per share for proceeds of $17.3 million.

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

Registered Offerings

In August 2021, the Company issued and sold an aggregate of (i) 1,600,000 shares of common stock and (ii) warrants to purchase 1,600,000 shares of common stock in an underwritten public offering. Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $25.00 per share of the common stock and the accompanying warrant. The warrants have an exercise price of $25.00 per share, are exercisable at any time, and will expire five years following the date of issuance. In addition, the Company granted the underwriter a 30-day option to purchase up to 240,000 shares of common stock ("Overallotment Stock Option") and/or warrants to purchase 240,000 shares of common stock (“Overallotment Warrant Option”) at a price of $24.75 per share of common stock and/or $0.25 per warrant. The warrants and Overallotment Warrant

Options were issued in the money based on the public offering terms. The Company received approximately $37.4 million in net proceeds, after deducting underwriting discounts and commissions and other offering expenses payable by the Company.

Pursuant to ASC 815, the Company deemed the Overallotment Stock Option to meet the scope exception for equity classification, and the warrants and Overallotment Warrant Option to be classified as a liability (collectively "the Warrant Liability") at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $41.8 million and the Overallotment Warrant Option at a fair value of $6.2 million, both determined using the Black-Scholes Model. As the total fair value of the Warrant Liability exceeds the total proceeds of $37.4 million, the Company recorded a loss of the $8.1 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations. Accordingly, there were no proceeds allocated to the common stock issued or the Overallotment Stock Option granted as part of this transaction. The Company incurred a total of $2.8 million in issuance costs, which were allocated between the warrants, Overallotment Warrant Option, common stock and Overallotment Stock Option on a relative fair value basis.

The Overallotment Warrant Option was partially exercised in August for warrants to purchase an aggregate of 77,280 shares of common stock and the Company recognized a gain on the warrant liability in the amount of $3.4 million in the consolidated statements of operations. The remaining Overallotment Warrant Option expired in September 2021 and the Company recognized a gain of $1.9 million in the consolidated statements of operations. The Warrant Liability was remeasured at $18.7 million as of December 31, 2021 and the Company recognized a loss on warrant liability in the amount of $6.7 million in the consolidated statements of operations during the year ended December 31, 2021. The Warrant Liability was remeasured at $0.5 million as of December 31, 2022 and the Company recognized a gain on warrant liability in the amount of $18.2 million in the consolidated statements of operations during the year ended December 31, 2022.

During the year ended December 31, 2021, the Company issued 1,147,365 shares of common stock as a result of the exercise of outstanding warrants at an exercise price of $25.00 per share for proceeds of $28.7 million. The Warrant Liability was remeasured upon exercise of the warrants throughout the period, resulting in a loss on warrant liability in the amount of $41.6 million in the consolidated statements of operations during the year ended December 31, 2021.

In October 2021, the Company entered into a securities purchase agreement with certain institutional and accredited investors for the purchase and sale of 533,333 shares of the Company's common stock, at a purchase price of $37.50 per share in a registered direct offering. The Company received approximately $18.7 million in net proceeds, after deducting placement agent fees and other offering expenses payable by the Company.

In November 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of an aggregate of (i) 1,300,250 shares of common stock and (ii) warrants to purchase 1,300,250 shares of common stock in registered direct offering (the “November 2022 Offering”). Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $7.50 per share of the common stock and the accompanying warrant. The Company received approximately $9.0 million in net proceeds, after deducting placement agent fees and offering expenses. Approximately $3.8 million of the gross proceeds were received in the form of a waiver of the Company's December 1, 2022 interest payment on the Convertible Notes. The warrants have an exercise price of $8.22 per share, are exercisable six months following the date of issuance, and will expire five years following the initial exercise date.

Additionally, the Company agreed with certain institutional investors to amend outstanding warrants previously issued (i) in the February Units to purchase up to 104,895 shares of common stock with an exercise price of $171.50 per share and (ii) in the June Units to purchase up to 403,887 shares of common stock with an exercise price of $71.00 per share. Accordingly, the Company agreed to (i) lower the exercise price of such existing warrants to $8.22 per share, (ii) provide that such existing warrants, as amended, will not be exercisable until May 9, 2023 and (iii) extend the original expiration date of such existing warrants to May 9, 2028.

Pursuant to ASC 815, the Company deemed the new warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.0 million determined using the Black-Scholes Model. As the total fair value of the warrant liability and common stock exceeds the in-kind payment proceeds of $3.8 million, the Company recorded an extinguishment loss of the $1.6 million excess to other income, net in the consolidated statements of operations. The warrant liability was remeasured at $3.0 million as of December 31, 2022 and the Company recognized a gain on warrant liability in the amount of $3.0 million in the consolidated statements of operations during the year ended December 31, 2022. The Company incurred a total of $0.8 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis. The modified warrants are equity classified both before and after the modification and were fair valued as of the date of the amendment, this resulted in an increase in the value of the warrants and an additional $0.9 million was recorded to additional paid in capital on the consolidated balance sheet.

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents. In connection with the November 2022 Offering, the aggregate price was reduced to $70.0 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended December 31, 2021, the Company received net proceeds of $4.6 million, after deducting commissions and other offering expenses, from the sale of 70,550 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $71.00 per share. During the three months ended December 31, 2022, the Company received net proceeds of $0.6 million, after deducting commissions and other offering expenses, from the sale of 52,620 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $10.93 per share. During the year ended December 31, 2022, the Company received net proceeds of $7.1 million, after deducting commissions and other offering expenses, from the sale of 317,155 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $30.27 per share.

Preferred Stock

Pursuant to the Company’s eighth amended and restated certificate of incorporation, which went into effect immediately prior to the completion of the IPO, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock. This amount and the par value of preferred stock remained unchanged after the reverse stock split.

On November 10, 2022, the Board declared a dividend of one one-thousandth of a share of Series X Preferred Stock, par value $0.001 per share (“Series X Preferred Stock”), for each outstanding share of common stock to stockholders of record as of November 21, 2022. This Series X Preferred Stock entitled its holders to 3,000 votes per share exclusively on the vote for the proposal to approve the Reverse Stock Split. All shares of Series X Preferred Stock that were not present to vote on the Reverse Stock Split were redeemed by the Company (the “Initial Redemption”). Any outstanding shares of Series X Preferred Stock that were not redeemed pursuant to an Initial Redemption would be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the Certificate of Amendment implementing the Reverse Stock Split. At the December 19, 2022 special meeting of the Company's stockholders, the holders of 136,961 shares of Series X Preferred Stock were represented in person or by proxy. Immediately prior to the special meeting, all 86,210 shares of Series X Preferred Stock that were not voted were redeemed. The remaining 136,961 outstanding shares of Series X Preferred Stock were redeemed automatically upon the effectiveness of the Certificate of Amendment on January 3, 2023.

Note 12. Stock-Based Compensation

In February 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan is the successor to and continuation of the Second Amended and Restated 2012 Stock Plan (“2012 Plan”) and is administered with either stock options or restricted stock units. The Board of Directors administers the plans. Upon adoption of the 2018 Plan, no new stock options or awards are issuable under the 2012 Plan, as amended. The 2018 Plan also provides for other types of equity to issue awards, which at this time the Company does not plan to utilize.

On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan"), which provides for an automatic annual increase in the number of shares of common stock reserved for issuance. As of December 31, 2022 there were 450,941 shares available for issuance under the 2018 Fourth Amended Plan.

On November 3, 2021, the Company's board of directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of December 31, 2022, 110,799 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the Second Amended and Restated 2012 Stock Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the year ended December 31, 2022:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	344,713	$118.03
Options granted	357,798	$20.90
Options exercised	—	$—
Options forfeited/cancelled	(119,954)	$110.67
Balance at December 31, 2022	582,557	$59.89	8.25	$—
Vested and expected to vest at December 31, 2022	582,557	$59.89	8.25	$—
Vested and exercisable at December 31, 2022	164,576	$113.99	6.17	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the years ended December 31, 2022 and 2021:

Year ended December 31,
	2022	2021
Risk-free interest rate	2.0% - 4.2%	0.6% - 1.4%
Expected volatility	90.7% - 101.3%	52.9% - 77.0%
Expected dividend yield	―	―
Expected life (years)	5.5 - 6.3	3.0 - 6.3

The weighted-average grant date fair value of options granted during the years ended December 31, 2022 and 2021 was $19.09 per option and $53.28 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2021	155,153	$95.32
Granted	213,066	$20.87
Vested	(45,336)	$99.70
Forfeited/cancelled	(44,771)	$86.73
Balance at December 31, 2022	278,112	$38.95

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 20,400 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of December 31, 2022 there were 47,450 total shares of common stock reserved for future issuance. The ESPP was suspended on November 6, 2022. All employee payroll withholdings related to the ESPP were either reimbursed or shares were purchased subsequent to the suspension of the program.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2022	2021
Research and development	2,626	3,584
Selling, general and administrative	5,178	8,378
Discontinued operations	—	1,594
Total stock-based compensation expense	$7,804	$13,556

At December 31, 2022 there was $10.5 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.82 years and $9.4 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 2.99 years.

Note 13. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2022	2021
Current provision:
Federal	$(546)	$—
State	(347)	—
Foreign	126	—
	(767)	—
Deferred expense:
Federal	347	(119)
State	—	—
	347	(119)
Net income tax provision	$(420)	$(119)

The components of income tax benefit from continuing operations relate to the following (in thousands):

	Year Ended December 31,
	2022	2021
Income tax benefit at U.S. federal statutory rate	$(10,343)	$(37,514)
Federal research and development credit	—	2,978
Convertible debt and warrant liabilities	(4,390)	12,225
Stock-based compensation	1,504	1,700
Tax refunds	(900)	—
Change in valuation allowance	13,004	18,211
Other	705	2,281
Total income tax benefit	$(420)	$(119)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2022 and 2021 are presented below (in thousands):

	December 31, 2022	December 31, 2021
Deferred tax assets:
Net operating losses and carryforwards	$137,149	$124,230
Section 174 Capitalization	4,027	—
Reserves	949	3,454
Intangible assets	—	1,571
Accrued expenses	527	1,447
Lease liability	343	—
Stock-based compensation	2,591	2,603
Other, net	101	112
Total deferred tax assets	145,687	133,417
Deferred tax liabilities:
Fixed assets	(726)	(864)
Intangible assets	(1,201)	—
Investment in Enumera	(1,317)	—
ROU asset	(340)	—
Prepaid expenses	(743)	(1,123)
Adoption of ASC 606	—	(1,341)
Convertible debt	(552)	(677)
Other, net	—	(33)
Total deferred tax liabilities	(4,879)	(4,038)
Net deferred tax assets	140,808	129,379
Less: valuation allowance	(141,155)	(129,379)
Net deferred tax liabilities	$(347)	$—

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2022 was an increase of $11.8 million.

At December 31, 2022, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $504.9 million and $246.3 million, respectively. The U.S. federal net operating losses will be carried forward indefinitely and state net operating losses will begin to expire in various years, depending on the applicable jurisdiction. Federal net operating loss carryforwards generated post TCJA may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company had federal and state research and expenditure credit carryforwards of approximately $8.7 million and $1.4 million, respectively, as of December 31, 2022. The federal research and expenditure credit will begin to expire after 2033 if unused and the state research and expenditure credit may be carried forward indefinitely.

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

In accordance with ASC 740-10, Income Taxes—Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions at December 31, 2022.

The Company is subject to taxation in the United States, various U.S. state jurisdictions. Multiple tax years remain open to examination depending on the applicable jurisdiction. The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2022, there were no interest and penalties related to uncertain tax positions.

Note 14. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent common shares not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	Year Ended December 31,
	2022	2021
Stock options to purchase common stock	582,557	344,713
Restricted stock units	278,112	155,153
Common stock warrant	2,331,597	1,047,352
Common stock issuable upon conversion of Convertible Notes	1,623,547	1,623,547
Total	4,815,813	3,170,765

Note 15. Employee Benefit Plan

The Company has a qualified 401(k) employee savings plan for the benefit of its employees ("401(k) Plan"). Substantially all employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees can contribute and defer taxes on compensation contributed. The Company has the option to make discretionary profit-sharing contributions to the 401(k) Plan. The Company made employer contributions to the 401(k) Plan of $0.5 million and $2.4 million for the years ended December 31, 2022 and 2021, respectively.

Note 16. Quarterly Financial Data (Unaudited)

The following tables present selected quarterly financial data for the years presented (in thousands, except per share data):

	Three Months Ended
2022	December 31,	September 30,	June 30,	March 31,
Revenues	$14	$80	$104	$107
Loss from continuing operations	(13,469)	(14,874)	(5,997)	(14,490)
(Loss) gain from discontinued operations	(253)	9,760	484	682
Net loss	(13,722)	(5,114)	(5,513)	(13,808)
Net loss per share, basic and diluted	(1.64)	(0.68)	(0.75)	(1.88)

2021
Revenues	$435	$182	$463	$167
Loss from continuing operations	(82,787)	(36,874)	(41,400)	(17,460)
Loss from discontinued operations	(10,087)	(6,870)	(37,131)	(14,803)
Net loss	(92,874)	(43,744)	(78,531)	(32,263)
Net loss per share, basic and diluted	(13.98)	(11.41)	(30.70)	(14.03)

Note 17. Subsequent Events

From January 1, 2023 through February 16, 2023, the Company received net proceeds of $12.6 million, after deducting commissions and other offering expenses, from the sale of 2,853,109 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $4.69 per share.

On January 12, 2023, the Company issued warrants to purchase 90,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 Offering securities purchase agreement. The warrant has an exercise price of $8.22, is exercisable beginning on May 9, 2023 and expires on May 9, 2028.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2022, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2022, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference, including under the heading "Directors, Executive Officers, and Corporate Governance."

We have adopted a Code of Ethics that applies to all of our directors, officers and employees, including our principal executive, principal financial and principal accounting officers, or persons performing similar functions. Our Code of Ethics is posted on our website located at www.investors.bioratherapeutics.com. We intend to disclose future amendments to certain provisions of the Code of Ethics, and waivers of the Code of Ethics granted to executive officers and directors, on the website within four business days following the date of the amendment or waiver.

Item 11. Executive Compensation.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference, including under the headings "Executive Compensation" and "Directors, Executive Officers and Corporate Governance."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference, including under the headings "Security Ownership of Certain Beneficial Owners and Management" and "Executive Compensation-Securities Authorized for Issuance Under Equity Compensation Plans."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference, including under the headings "Directors, Executive Officers and Corporate Governance" and "Certain Relationships and Related Party Transactions."

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A within 120 days after December 31, 2022, and is incorporated herein by reference, including under heading "Ratification of Selection of Independent Registered Public Accounting Firm."

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

3.2

Certificate of Amendment of the Eighth Amended and Restated Certificate of Incorporation of the registrant, effective April 26, 2022 (filed with the SEC as Exhibit 3.1 to the registrant's Form 8-K filed on April 27, 2022).

3.3

Second Certificate of Amendment of the Eighth Amended and Restated Certificate of Incorporation of registrant (filed with the SEC as Exhibit 3.1 to the registrant's Form 8-K filed on December 30, 2022).

3.4	Certificate of Designation for Series X Preferred Stock (filed with the SEC as Exhibit 3.1 to the registrant's Form 8-K filed on November 28, 2022).

3.5	Certificate of Elimination of Series X Preferred Stock (filed with the SEC as Exhibit 3.1 to the registrant's Form 8-K filed on January 9, 2023).

3.6	Third Amended and Restated Bylaws of the registrant (filed with the SEC as Exhibit 3.2 to the registrant’s Form 8-K filed on November 28, 2022).

4.1	Form of common stock certificate of the registrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form S-1/A filed on June 4, 2020).

4.2

Fourth Amended and Restated Investors’ Rights Agreement, dated as of August 27, 2019, by and among Progenity, Inc. and certain of its stockholders (filed with the SEC as Exhibit 4.5 to the registrant’s Form S-1 filed on May 27, 2020).

4.3

Amendment No. 1 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of November 10, 2020, by and among Progenity, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.6 to the registrant’s Form S-1 filed on November 30, 2020).

4.4

Amendment No. 2 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of December 7, 2020, by and among Progenity, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.7 to the registrant's Form 10-K filed on March 18, 2021).

4.5

Amendment No. 3 to Fourth Amended and Restated Investors’ Rights Agreement, dated as of May 31, 2021, by and among Progenity, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.3 to the registrant’s Form 10-Q filed on August 12, 2021).

4.6

Indenture, dated as of December 7, 2020, between Progenity, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on December 7, 2020).

4.7	Form of certificate representing the 7.25% Convertible Senior Notes due 2025 (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on December 7, 2020).

4.8	Form of Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on February 25, 2021).

4.9	Form of Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on June 14, 2021).

4.10	Form of Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on August 23, 2021).

4.11	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the registrant’s Form 8-K filed on June 14, 2021).

4.12	Form of Warrant (filed with the SEC as Exhibit 10.2 to the registrant's Form 8-K on November 9, 2022).

4.13	Form of Amended Warrant (filed with the SEC as Exhibit 10.3 to the registrant's Form 8-K filed on November 9, 2022).

4.14	Form of Amended Warrant (filed with the SEC as Exhibit 10.4 to the registrant's Form 8-K filed on November 9, 2022).

4.15	Form of Warrant (filed with the SEC as Exhibit 10.1 to the registrant’s Form S-3 filed on January 27, 2023).

4.16	Description of Securities (filed with the SEC as Exhibit 4.11 to the registrant's Form 10-K filed on March 18, 2021).

10.1	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the registrant’s Form S-1/A filed on June 4, 2020).

10.2+*	Second Amended and Restated 2012 Stock Plan.

10.3+*	Fourth Amended and Restated 2018 Equity Incentive Plan.

10.4+*	2020 Employee Stock Purchase Plan.

10.5+*	2021 Inducement Plan.

10.6+*	Form of 2021 Inducement Plan Stock Option Grant Notice.

10.7+*	Form of Inducement Plan Stock Option Award Agreement.

10.8+*	Form of Inducement Plan RSU Grant Notice.

10.9+*	Form of 2021 Inducement Plan RSU Award Agreement.

10.10+	Offer Letter by and between Progenity, Inc. and Eric d’Esparbes, dated as of May 1, 2019 (filed with the SEC as Exhibit 10.7 to the registrant’s Form S-1 filed on May 27, 2020).

10.11+	Offer Letter by and between Progenity, Inc. and Clarke Neumann, dated as of August 26, 2014 (filed with the SEC as Exhibit 10.10 to the registrant’s Form S-1 filed on May 27, 2020).

10.12+	Offer Letter by and between Progenity, Inc. and Adi Mohanty, dated as of October 30, 2021 (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on November 9, 2021).

10.13+	Severance Plan (filed with the SEC as Exhibit 10.14 to the registrant's Form S-1/A filed on June 4, 2020).

10.14

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

10.15

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

10.16

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

10.17

Non-Prosecution Agreement, effective July 21, 2020, between the U.S. Attorney’s Office for the Southern District of California and Progenity, Inc. (filed with the SEC as Exhibit 10.4 to the registrant’s Form 8-K filed on July 24, 2020).

10.18

Corporate Integrity Agreement, effective July 21, 2020, between the Office of Inspector General of the Department of Health and Human Services and Progenity, Inc. (filed with the SEC as Exhibit 10.5 to the registrant’s Form 8-K filed on July 24, 2020).

10.19

Securities Purchase Agreement, dated February 22, 2021, by and between Progenity, Inc. and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on February 25, 2021).

10.20

Securities Purchase Agreement, dated June 9, 2021, by and between Progenity, Inc. and the Purchasers signatory thereto (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on June 14, 2021).

10.21

Separation Agreement and General Release, dated September 1, 2021, by and between the registrant and Harry Stylli, Ph.D. (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on September 1, 2021).

10.22

At Market Issuance Sales Agreement, dated November 22, 2021, by and among Progenity, Inc., B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC (filed with the SEC as Exhibit 1.1 to the registrant’s Form 8-K filed on November 22, 2021).

10.23

Securities Purchase Agreement dated November 6, 2022, by and between Biora Therapeutics, Inc. and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on November 9, 2022).

10.24	Letter Agreement, dated November 21, 2022, by and between the Company and SDNY (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2022).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Biora Therapeutics, Inc.

Date: March 30, 2023	By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each individual whose signature appears below hereby constitutes and appoints Eric d’Esparbes and Clarke W. Neumann, and each of them, the true and lawful attorneys-in-fact and agents of the undersigned, with full power of substitution and resubstitution, for and in the name, place and stead of the undersigned, to sign in any and all capacities (including, without limitation, the capacities listed below), with respect to this Annual Report on Form 10-K, and any and all amendments thereto, and to file the same, with all exhibits thereto, and all other documents in connection therewith, with the U.S. Securities and Exchange Commission, or the SEC, and hereby grants to such attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and anything necessary to be done to enable Biora Therapeutics, Inc. to comply with the provisions of the Securities Exchange Act of 1934 and all the requirements of the SEC, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his substitute, or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Aditya P. Mohanty	Chief Executive Officer	March 30, 2023
Aditya P. Mohanty	(principal executive officer)

/s/ Eric d’Esparbes	Chief Financial Officer	March 30, 2023
Eric d’Esparbes	(principal financial and accounting officer)

/s/ Jeffrey Alter	Director	March 30, 2023
Jeffrey Alter

/s/ Jeffrey Ferrell	Director	March 30, 2023
Jeffrey Ferrell

/s/ Jill Howe	Director	March 30, 2023
Jill Howe

/s/ Dr. Brian L. Kotzin	Director	March 30, 2023
Dr. Brian L. Kotzin

/s/ Lynne Powell	Director	March 30, 2023
Lynne Powell

/s/ Surbhi Sarna	Director	March 30, 2023
Surbhi Sarna