Form 10-Q
period 2023-03-31
BIORA THERAPEUTICS, INC.
filed 2023-05-15
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

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

As of May 8, 2023, the registrant had 11,859,095 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect a 1-for-25 reverse stock split effected on January 3, 2023.

TRADEMARKS

Biora TherapeuticsTM, BIOJETTM, NAVICAPTM, and GITRACTM are trademarks of Biora Therapeutics, Inc. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

CONDENSED Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$30,463	$30,486
Income tax receivable	828	828
Prepaid expenses and other current assets	3,368	4,199
Current assets of disposal group held for sale	2,509	2,603
Total current assets	37,168	38,116
Property and equipment, net	1,498	1,654
Right-of-use assets	2,246	1,482
Other assets	6,259	6,201
Goodwill	6,072	6,072
Total assets	$53,243	$53,525
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,422	$3,606
Accrued expenses and other current liabilities	18,987	16,161
Warrant liabilities	2,674	3,538
Total current liabilities	25,083	23,305
Convertible notes, net of unamortized discount of $4,540 and $4,914 as of March 31, 2023 and December 31, 2022, respectively	128,185	127,811
Other long-term liabilities	4,973	4,696
Total liabilities	$158,241	$155,812
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock – $0.001 par value; 164,000,000 shares authorized; 12,098,274 and 9,098,844 shares issued as of March 31, 2023 and December 31, 2022, respectively; 11,858,990 and 8,928,498 shares outstanding as of March 31, 2023 and December 31, 2022, respectively	11	8
Additional paid-in capital	758,353	743,626
Accumulated deficit	(844,284)	(826,843)
Treasury stock – at cost; 239,284 and 170,346 shares as of March 31, 2023 and December 31, 2022, respectively	(19,078)	(19,078)
Total stockholders' deficit	(104,998)	(102,287)
Total liabilities and stockholders' deficit	$53,243	$53,525

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Revenues	$2	$107
Operating expenses:
Research and development	7,190	6,558
Selling, general and administrative	8,356	13,457
Total operating expenses	15,546	20,015
Loss from operations	(15,544)	(19,908)
Interest expense, net	(2,680)	(2,760)
Gain on warrant liabilities	864	8,989
Other expense, net	(81)	(811)
Loss from continuing operations	(17,441)	(14,490)
Gain from discontinued operations	—	682
Net loss	(17,441)	(13,808)
Net loss per share from continuing operations, basic and diluted	$(1.59)	$(1.97)
Net gain per share from discontinued operations, basic and diluted	$—	$0.09
Net loss per share, basic and diluted	$(1.59)	$(1.88)
Weighted average shares outstanding, basic and diluted	10,970,583	7,328,067

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)
Issuance of common stock, net	2,853,109	3	12,521	—	—	—	12,524
Issuance of common stock upon vesting of restricted stock units	146,321	—	(178)	—	(68,938)	—	(178)
Stock-based compensation expense	—	—	2,384	—	—	—	2,384
Net loss	—	—	—	(17,441)	—	—	(17,441)
Balance at March 31, 2023	12,098,274	$11	$758,353	$(844,284)	(239,284)	$(19,078)	$(104,998)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	7,429,458	$6	$722,782	$(788,686)	(154,569)	$(19,078)	$(84,976)
Issuance of common stock, net	85,213	—	3,626	—	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	11,520	—	(80)	—	(3,723)	—	(80)
Stock-based compensation expense	—	—	2,053	—	—	—	2,053
Net loss	—	—	—	(13,808)	—	—	(13,808)
Balance at March 31, 2022	7,526,191	$6	$728,381	$(802,494)	(158,292)	$(19,078)	$(93,185)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities:
Net loss	$(17,441)	$(13,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	(682)
Non-cash revenue reserve	—	96
Depreciation and amortization	147	322
Stock-based compensation expense	2,384	2,053
Amortization of debt discount and non-cash interest	374	343
Loss on disposal of property and equipment	9	254
Impairment of property and equipment	100	545
Change in fair value of warrant liabilities	(864)	(8,989)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	772	2,060
Accounts payable	(184)	(3,377)
Accrued expenses and other liabilities	3,057	(3,656)
Other long-term liabilities	(452)	(451)
Net cash used in operating activities - continuing operations	(12,098)	(25,290)
Net cash provided by operating activities - discontinued operations	—	1,335
Net cash used in operating activities	(12,098)	(23,955)
Investing Activities:
Purchases of property and equipment	(16)	(342)
Proceeds from sale of property and equipment	10	—
Net cash used in investing activities	(6)	(342)
Financing Activities:
Proceeds from issuance of common stock	12,883	3,626
Payment of offering costs	(359)	—
Payments for financing of insurance premiums	(443)	(480)
Principal payments on capital lease obligations	—	(12)
Net cash provided by financing activities	12,081	3,134
Net decrease in cash and cash equivalents	(23)	(21,163)
Cash and cash equivalents at beginning of period	30,486	88,397
Cash and cash equivalents at end of period	$30,463	$67,234

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$1

Supplemental schedule of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$1,133	$2,962
Purchases of property and equipment in accounts payable	$—	$47

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

Biora Therapeutics, a Delaware corporation, was formerly known as Progenity, Inc. (“Progenity”), and commenced operations in 2010 with its corporate office located in San Diego, California. The Company's historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory located in Michigan specializing in molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, the Company's core business was focused on the carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), the Company’s operations also included anatomic and molecular pathology testing products.

In order to refocus efforts and resources on its research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics laboratory and in December 2021, the Company sold Avero, together referred to as the Laboratory Operations. The Company has reported all revenues and expenses associated with its Laboratory Operations as discontinued operations, see Note 3 for additional information. In April 2022, the Company announced that it would rebrand to better reflect the current focus on its therapeutics pipeline, and changed its name to Biora Therapeutics, Inc.

On December 29, 2022, the Company filed a certificate of amendment ("the Certificate of Amendment") to its eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of the Company's common stock (the "Reverse Stock Split"). On January 3, 2023, the Company effected the Reverse Stock Split. See Note 2 for additional information.

Liquidity

As of March 31, 2023, the Company had cash and cash equivalents of $30.5 million and an accumulated deficit of $844.3 million. For the three months ended March 31, 2023, the Company reported a net loss of $17.4 million and cash used in operating activities of $12.1 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of March 31, 2023, the Company had $128.2 million of convertible senior notes, net ("Convertible Notes") outstanding (see Note 7). While the Company has greatly reduced its cash burn following the Strategic Transformation, management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2023, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2023.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, (“SEC”), from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2022.

The condensed consolidated financial statements and notes thereto give retrospective effect to the Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units, warrants and per share amounts contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented. Concurrent with the Reverse Stock Split, the Company effected a reduction in the number of authorized shares of common stock from 350,000,000 shares to 164,000,000 shares.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results for the interim periods presented. Results are not necessarily indicative of results to be expected for the year ending December 31, 2023, any other interim periods, or any future year or period. The balance sheet as of December 31, 2022 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the valuation of stock options, the valuation of goodwill, accrual for reimbursement claims and settlements, the valuation of warrant liabilities, the valuation of assets held for sale, assessing future tax exposure and the realization of deferred tax assets, and the useful lives and the recoverability of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments–Credit Losses, which included an amendment of the effective date. The Company adopted this standard on January 1, 2023, and it did not have a material impact on the condensed consolidated financial statements.

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

3. Strategic Transformation

Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represented a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows. Additionally, the remaining assets have been reported as assets held for sale in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands) for the three months ended March 31, 2022. There was no gain or loss from discontinued operations for the three months ended March 31, 2023:

Three Months Ended March 31,
2022
Revenues	$1,268
Operating expenses:
Selling, general and administrative	586
Total operating expenses	586
Net gain from discontinued operations	$682

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of March 31, 2023 and December 31, 2022 (in thousands):

	March 31, 2023	December 31, 2022

Current assets of disposal group held for sale
Property and equipment, net	2,509	2,603
Total current assets of disposal group held for sale (1)	$2,509	$2,603

(1) The remaining assets of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at March 31, 2023 and December 31, 2022, because they are expected to be sold within one year.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company concluded, based on a technical evaluation of the facts, that Enumera is not a variable interest entity. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. No impairment was recorded as of March 31, 2023 or December 31, 2022.

Northwest License Agreement

In November 2022, the Company entered into a license agreement with Northwest Pathology, doing business as Avero Diagnostics (“Northwest”), pursuant to which the Company licensed its Preecludia rule-out test for preeclampsia to Northwest for commercial development (the “Northwest License Agreement”). Under the terms of the Northwest License Agreement, Northwest received the rights to assets and intellectual property related to the Preecludia test and the Company will receive commercial milestone payments and royalties on net sales.

4. Revenues

The Company's current revenue is related to license and collaboration agreements. Revenues historically were derived from contracts with healthcare insurers, government payors, laboratory partners and patients related to tests provided to patients. The Company evaluated its contracts and identified a single performance obligation, the delivery of a test result. The Company satisfied its performance obligation at a point in time upon the delivery of the test result, at which point the Company billed for its products. The amount of revenue recognized reflected the transaction price and considered the effects of variable consideration. All of the historical test revenue is part of the Company's Laboratory Operations and has been included in discontinued operations in the condensed consolidated statements of operations.

The Company had established an accrual for refunds of payments previously made by healthcare insurers based on historical experience and executed settlement agreements with healthcare insurers. Any refunds were accounted for as reductions in revenues in the statement of operations as an element of variable consideration.

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $1.4 million of revenue for the three months ended March 31, 2022. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 9.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$3,059	$3,634
Other current assets	309	565
Total	$3,368	$4,199

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Computers and software	$1,421	$2,715
Building and leasehold improvements	823	750
Laboratory equipment	648	958
Furniture, fixtures, and office equipment	889	1,138
Construction in progress	9	92
Total property and equipment	3,790	5,653
Less accumulated depreciation and amortization	(2,292)	(3,999)
Property and equipment, net	$1,498	$1,654

Depreciation expense was $0.1 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Investment in Enumera	$6,000	$6,000
Other	259	201
Total	$6,259	$6,201

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Accrual for reimbursement claims and settlements, current (1)	$8,472	$8,372
Commissions and bonuses	700	1,433
Vacation and payroll benefits	1,661	1,724
Accrued professional services	790	307
Accrued interest	3,318	890
Lease liabilities, current	890	893
Insurance financing	502	445
Contract liabilities	44	47
Other (2)	2,610	2,050
Total	$18,987	$16,161

(1) Revenues related to Laboratory Operations have all been discontinued; amounts related to the revenue reserve generated from the Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Lease liabilities, net of current portion	1,330	601
Other (1)	3,643	4,095
Total	$4,973	$4,696

(1) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

6. Fair Value Measurements

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

There were no significant transfers between these fair value measurement classifications during the three months ended March 31, 2023 and 2022.

Fair Value of Financial Instruments

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from the August 2021 and November 2022 issuance of warrants (see Note 10). The Company uses the Black-Scholes Model to value the warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At March 31, 2023, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	March 31, 2023	December 31, 2022
Risk-free interest rate	3.6%	4.0%
Expected volatility	102.7% - 105.2%	106.2% - 107.1%
Stock price	$2.77	$3.30
Expected life (years)	3.4 - 5.1	3.6 - 5.4

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
March 31, 2023
Warrant liabilities	$—	$—	$2,674

December 31, 2022
Money market funds (1)	$5	$—	$—
Warrant liabilities	$—	$—	$3,538

(1) Included in cash and cash equivalents in the accompanying condensed consolidated balance sheets.

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $128.2 million and $127.8 million at March 31, 2023 and December 31, 2022, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $74.7 million and $71.8 million as of March 31, 2023 and December 31, 2022, respectively.

7. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The outstanding principal amount of Convertible Notes was $132.7 million at both March 31, 2023 and December 31, 2022. The Company recognized interest expense on the Convertible Notes of $2.4 million for each of the three months ended March 31, 2023 and 2022.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of both March 31, 2023 and December 31, 2022, the Company was in compliance with all such covenants.

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

As of March 31, 2023 and December 31, 2022, the unamortized debt discount was $4.5 million and $4.9 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. The amortization of the Convertible Notes debt discount was $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and was included in interest expense, net in the condensed consolidated statements of operations.

8. Related Party Transactions

As of March 31, 2023 and December 31, 2022, affiliates of Athyrium Capital Management, LP (“Athyrium”) held 1,694,484 shares, or 14.3%, and 1,694,484 shares, or 19.0%, respectively, of the Company's common stock outstanding and warrants to purchase up to 824,136 shares of common stock at an exercise price of $8.22.

Athyrium also holds $103.5 million aggregate principal amount of Convertible Notes as of both March 31, 2023 and December 31, 2022 (see Note 7). As of March 31, 2023 and December 31, 2022, the accrued interest expense related to the Convertible Notes held by Athyrium was $2.5 million and $0.6 million, respectively.

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

In November 2022, the Company entered into a securities purchase agreement with an institutional investor relating to the offering and sale of an aggregate of 800,000 shares of common stock and accompanying warrants to purchase 800,000 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering (see Note 10). Following this transaction, the institutional investor became a related party due to greater than 5% ownership.

On January 12, 2023, the Company issued warrants to purchase 90,000 shares of common stock to the institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 Offering securities purchase agreement. The warrants have an exercise price of $8.22, are exercisable beginning on May 9, 2023 and expire on May 9, 2028. As of March 31, 2023 this institutional investor holds less than 5% of the Company's outstanding common stock and is no longer considered a related party.

9. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. The right-of-use assets were $2.2 million as of March 31, 2023. Lease liabilities are recorded in accrued expenses and other current liabilities and other long-term liabilities on the condensed consolidated balance sheet and were $0.9 million and $1.3 million, respectively, as of March 31, 2023.

Operating lease costs were $0.4 million and $0.3 million for the three months ended March 31, 2023 and 2022, respectively, and cash paid for operating leases was $0.4 million and $0.4 million for the three months ended March 31, 2023 and 2022, respectively. The weighted-average discount rate used was 9.4% and the weighted-average remaining lease term for all operating leases was 2.5 years.

As of March 31, 2023, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2023 (remaining)	$829
2024	938
2025	507
2026	215
2027 and thereafter	18
Total minimum lease payments	2,507
Less: interest	(287)
Present value of lease liabilities	$2,220

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. In November 2022, the Company entered into an agreement to extend the deadline for the Company’s payment due on December 31, 2022 to July 15, 2023. The Company did not make any payments during the three months ended March 31, 2023 and 2022. The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. As of both March 31, 2023 and December 31, 2022, the Company’s accrual consists of $7.1 million in accrued expenses.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the three months ended March 31, 2023 and 2022.

Corporate Integrity Agreement

In connection with the resolution of the investigated matters, and in exchange for the Office of Inspector General of the Department of Health and Human Services ("OIG") agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Company's Strategic Transformation, including cessation of its Laboratory Operations and related billing for services, effective March 7, 2023 the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement.

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the "OAG"), requesting documents and information related to the Company's former genetic testing practices, the Company's former non-invasive prenatal tests ("NIPT"), particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The OAG has alleged that it has claims under California’s false advertising and unfair business practices laws based on representations about patient billing made in the historical marketing of the Company’s legacy genetic testing business. While the Company believes that its sales and marketing representations were appropriate, the Company is discussing a potential resolution with OAG to determine if the matter can be concluded in the best interests of the Company. The Company is unable to predict the ultimate outcome of this action.

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

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, and intends to continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

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

10. Stockholders’ Equity

Common Stock

On January 3, 2023, the Company effected a 1-for-25 reverse stock split of the Company's common stock. The Reverse Stock Split, which has been retroactively reflected throughout the condensed consolidated financial statements, reduced the authorized shares of the Company to 164,000,000 and did not change the par value of the Company's common stock.

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

Pursuant to ASC 815, the Company deemed the Overallotment Stock Option to meet the scope exception for equity classification, and the warrants and Overallotment Warrant Option to be classified as a liability (collectively "the Warrant Liability") at fair value initially with subsequent changes in fair value recorded in earnings. The Overallotment Warrant Option was partially exercised in August 2021 for warrants to purchase an aggregate of 77,280 shares of common stock and the remaining Overallotment Warrant Option expired in September 2021. The Warrant Liability was remeasured at March 31, 2022 and the Company recognized a gain on warrant liability in the amount of $15.4 million in the condensed consolidated statements of operations during the three months ended March 31, 2022. The Warrant Liability was $0.5 million as of December 31, 2022. The Warrant Liability was remeasured at $0.3 million as of March 31, 2023 and the Company recognized a gain on warrant liability in the amount of $0.2 million in the condensed consolidated statements of operations during the three months ended March 31, 2023.

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

Pursuant to ASC 815, the Company deemed the new warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.0 million determined using the Black-Scholes Model. As the total fair value of the warrant liability and common stock exceeds the in-kind payment proceeds of $3.8 million, the Company recorded an extinguishment loss of the $1.6 million excess to other income, net in the consolidated statements of operations. The Company incurred a total of $0.8 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis. The modified warrants are equity classified both before and after the modification and were fair valued as of the date of the amendment, this resulted in an increase in the value of the warrants and an additional $0.9 million was recorded to additional paid in capital on the condensed consolidated balance sheet. The warrant liability was remeasured at $3.0 million as of December 31, 2022. The Warrant Liability was remeasured at $2.3 million as of March 31, 2023 and the Company recognized a gain on warrant liability in the amount of $0.7 million in the condensed consolidated statements of operations during the three months ended March 31, 2023.

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

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents. In connection with the November 2022 Offering, the aggregate price was reduced to $70.0 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended March 31, 2022, the Company received net proceeds of $3.6 million, after deducting commissions and other offering expenses, from the sale of 85,213 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $43.91 per share. During the three months ended March 31, 2023, the Company received net proceeds of $12.6 million, after deducting commissions and other offering expenses, from the sale of 2,853,109 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $4.69 per share.

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

On January 9, 2023, the Company filed a Certificate of Elimination of Series X Preferred Stock with the Secretary of State of the State of Delaware, which, effective immediately upon filing, eliminated all matters set forth in the Certificate of Designation of Series X Preferred Stock filed with the Secretary of State of the State of Delaware on November 21, 2022.

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

On May 5, 2021, holders of a majority of the outstanding common stock executed a written consent approving the Fourth Amended and Restated 2018 Equity Incentive Plan ("2018 Fourth Amended Plan"), which provides for an automatic annual increase in the number of shares of common stock reserved for issuance. As of March 31, 2023, 157,027 shares were available for issuance under the 2018 Fourth Amended Plan.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of March 31, 2023, 110,799 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the three months ended March 31, 2023:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	582,557	$59.89
Options granted	16,000	$2.67
Options exercised	—	—
Options forfeited/cancelled	(4,854)	$33.59
Options expired	(15,004)	$131.13
Balance at March 31, 2023	578,699	$56.68	8.2	$3
Vested and expected to vest at March 31, 2023	578,699	$56.68	8.2	$3
Vested and exercisable at March 31, 2023	172,046	$105.56	6.7	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Risk-free interest rate	3.6%	2.0% - 2.1%
Expected volatility	101.3% - 102.3%	90.7% - 97.3%
Expected dividend yield	—%	—%
Expected life (years)	6.3 years	6.0 - 6.3 years

The weighted-average grant date fair value of options granted during the three months ended March 31, 2023 and 2022 was $2.80 per option and $19.09 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	278,112	$38.95
Granted	920,571	$2.56
Vested	(146,320)	$5.36
Forfeited/cancelled	(3,449)	$31.85
Balance at March 31, 2023	1,048,914	$11.72

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 20,400 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of March 31, 2023, there were 71,450 total shares of common stock reserved for future issuance. The ESPP was suspended on November 6, 2022. All employee payroll withholdings related to the ESPP were either reimbursed or shares were purchased subsequent to the suspension of the program.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development	855	337
Selling, general and administrative	1,529	1,716
Total stock-based compensation expense	$2,384	$2,053

At March 31, 2023 there was $9.3 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.6 years and $10.3 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.7 years.

12. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to the maintenance of a full valuation allowance, the Company had a zero effective tax rate for both the three months ended March 31, 2023 and March 31, 2022. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

The Company’s net operating loss ("NOL") carryforwards and research and development expenditure credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if the Company experiences an ownership change within the meaning of such Code sections. In general, an ownership change, as defined by Sections 382 and 383 of the Code, occurs when there is a 50 percentage points or more shift in ownership, consisting of shareholders owning more than 5% in the Company, occurring within a three-year testing period. The Company performed a formal study through the date of the IPO and determined future utilization of tax attribute carryforwards are not limited per Section 382 of the Internal Revenue Code. The Company has not updated its 382 study since the IPO offering in 2020. Any future changes may limit future utilization of tax attribute carryforwards. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

13. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	March 31, 2023	March 31, 2022
Stock options to purchase common stock	578,699	314,354
Restricted stock units	1,048,914	134,777
Common stock warrant	2,421,597	1,047,352
Common stock issuable upon conversion of Convertible Notes	1,623,547	1,623,547
Total	5,672,757	3,120,030

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022 included in our Annual Report on Form 10-K ("Annual Report"). Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Biora Therapeutics, Inc.

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

Recent Developments

During the first quarter of 2023, we completed our toxicology study for our BT-600 program, during which over 600 drug-device combinations were administered in canines. We have received the majority of the data indicating all planned devices were administered, there were no adverse events or safety signals and there were no findings on histopathology of the colon or on blood safety and chemistry tests, including liver function tests, even at the highest administered dose of 25 mg of tofacitinib. We anticipate receiving the final, audited report in the second quarter of 2023. We are continuing the development of BT-600 and expect to file our IND in the third quarter of 2023.

Common Stock Reverse Split

On December 29, 2022, we filed a certificate of amendment to our eighth amended and restated certificate of incorporation (the “Certificate of Amendment”) to effect, as of January 3, 2023, a 1-for-25 reverse split of our common stock. The Certificate of Amendment also decreased the number of authorized shares of our common stock from 350,000,000 to 164,000,000. All shares, options, restricted stock units, warrants and per share amounts included in this Quarterly Report have been retroactively adjusted to reflect the stock split.

Factors Affecting Our Performance

In June 2021, we announced a strategic transformation ("Strategic Transformation") pursuant to which we have refocused our efforts on our robust research and development pipeline to better position the business for future growth. The Strategic Transformation included the closure of our genetics laboratory in Ann Arbor, Michigan, the sale of our Avero laboratory business, a reduction in force and other cost-cutting measures and operational improvements.

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

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of non-invasive prenatal tests ("NIPT"), genetic carrier screening, and pathology molecular testing. If our development efforts for our targeted therapeutics and systemic therapeutics product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our therapeutic product candidates, other pipeline products or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our therapeutics product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our therapeutics product candidates.

Research and Development

Research and development expenses consist primarily of costs associated with developing our therapeutics product candidates. Research and development expenses also consist of personnel expenses, including salaries, bonuses, stock-based compensation expense, benefits, consulting costs, and allocated overhead costs. Research and development costs are expensed as incurred.

We plan to continue investing in research and development activities for the foreseeable future as we focus on our targeted therapeutics and systemic therapeutics programs through preclinical studies and clinical trials. We expect our investment in research and development to remain relatively flat as we pursue regulatory approval of our product candidates.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communications, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the legal matters described in Part II, Item 1. “Legal Proceedings” in this Quarterly Report are included.

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our Credit Agreement (as defined below), lease agreements and interest income earned from our cash and cash equivalents.

Gain on Warrant Liabilities

Gain on warrant liabilities consists of changes in the fair value of our liability-classified warrants to purchase common stock.

Other Expense, Net

Other expense, net primarily consists of impairment of property and equipment, and loss on disposals of property and equipment.

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

Results of Operations.

Comparison of Three Months Ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$2	$107
Operating expenses:
Research and development	7,190	6,558
Selling, general and administrative	8,356	13,457
Total operating expenses	15,546	20,015
Loss from operations	(15,544)	(19,908)
Interest expense, net	(2,680)	(2,760)
Gain on warrant liabilities	864	8,989
Other expense, net	(81)	(811)
Loss from continuing operations	(17,441)	(14,490)
Gain from discontinued operations	—	682
Net loss	$(17,441)	$(13,808)

Research and Development Expenses

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
	(in thousands)
	(unaudited)
Research and development	$7,190	$6,558	$632	9.6%

The increase in research and development expenses was primarily attributable to an increase in consulting and professional fees and the cost of supplies, offset by a decrease in facilities costs.

Selling, General and Administrative Expenses

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
	(in thousands)
	(unaudited)
Selling, general and administrative	$8,356	$13,457	$(5,101)	(37.9)%

The decrease in selling, general and administrative expenses was primarily attributable to a decrease in salary and benefits, business insurance, facilities and software costs.

Gain on Warrant Liabilities

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain on warrant liabilities	$864	$8,989	$(8,125)	(90.4)%

The decrease in gain on warrant liabilities was due to the change in fair value of the warrant liabilities for warrants issued in August 2021 and November 2022.

Other Expense, Net

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
	(in thousands)
	(unaudited)
Other expense, net	$(81)	$(811)	$730	(90.0)%

The change in other expense, net was primarily due to a decrease in loss on asset disposal and impairment of property and equipment.

Discontinued Operations

	Three Months Ended
	March 31,		Increase/
	2023	2022	(Decrease)	% Change
	(in thousands)
	(unaudited)
Gain from discontinued operations	$—	$682	$(682)	(100.0)%

The decrease in gain from discontinued operations was due to the closure of our Laboratory Operations during 2021. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including Convertible Notes.

As of March 31, 2023, we had $30.5 million of cash and cash equivalents and $128.2 million of Convertible Notes, net outstanding. Our accumulated deficit as of March 31, 2023, was $844.3 million. For the three months ended March 31, 2023, we had a net loss of $17.4 million and cash used in operations of $12.1 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, dividends, research and development, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended

March 31, 2023, and will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2023. We therefore intend to raise additional capital through equity offerings, including our ATM Facility and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. In addition, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our ATM Facility which aggregate to no more than one-third of our public float. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

Convertible Notes

In December 2020, in connection with a private offering of the convertible notes pursuant to Rule 144A under the Securities Act, we issued a total of $168.5 million principal amount of our convertible notes ("Convertible Notes"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the Convertible Notes of $2.4 million for the three months ended March 31, 2023 and 2022.

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

The Convertible Notes have customary provision relating to the occurrence of Events of Default (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) our failure to send certain notices under the Indenture within specified periods of time; (iii) our failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of our assets and assets of our subsidiaries, taken as a whole, to another person; (iv) a default by us in our other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by us or any of our subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against us or any of our subsidiaries for the payment of at least $7.5 million where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving us or any of our significant subsidiaries. As of March 31, 2023, we were in compliance with all such covenants.

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

In June 2021, we entered into a Securities Purchase Agreement for a private placement with certain institutional and accredited investors, pursuant to which the purchasers agreed to purchase an aggregate of 647,773 units representing (i) 647,773 shares of the Company’s common stock, par value $0.001 per share (or pre-funded warrants in lieu thereof), and (ii) warrants to purchase up to 647,773 shares of common stock. The purchase price for each unit was $61.75, for an aggregate purchase price of approximately $40.0 million. The transaction closed on June 14, 2021. The warrants are exercisable at an exercise price of $71.00 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance. The pre-funded warrants were exercisable at an initial exercise price of $0.025 per share and had no expiration date. If exercised for cash, the warrants would result in additional gross proceeds to us of approximately $46.0 million. In July 2021, we issued 20,000 shares of common stock as a result of the exercise of the outstanding pre-funded warrants at an exercise price of $0.025 per share.

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

At-The-Market Sales Agreement and Offering

In November 2021, we entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million, from time to time, in “at the market” offerings through the Agents (the "ATM Facility"). In connection with the November 2020 Offering we reduced the aggregate offering price to $70.0 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended March 31, 2022, the Company received net proceeds of $3.6 million, after deducting commissions and other offering expenses, from the sale of 85,213 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $43.91 per share. During the three months ended March 31, 2023, the Company received net proceeds of $12.6 million, after deducting commissions and other offering expenses, from the sale of 2,853,109 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $4.69 per share.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(12,098)	$(23,955)
Cash used in investing activities	(6)	(342)
Cash provided by financing activities	12,081	3,134

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2023 was primarily attributable to a $17.4 million net loss, adjusted for non-cash charges of $2.1 million, primarily driven by $2.4 million of stock-based compensation expense, $0.4 million of debt discount amortization and non-cash interest, $0.1 million of depreciation and amortization, $0.1 million of property and equipment impairment and $0.1 million of loss on disposal of property and equipment, partially offset by a $0.9 million change in fair value related to the warrant liability. The net cash inflow from changes in operating assets and liabilities was attributable to a $3.0 million increase in accrued expenses and other current liabilities and a $0.8 million decrease in prepaid expenses and other current assets, offset by a $0.2 million decrease in accounts payable and a $0.5 million decrease in other long-term liabilities.

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

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was less than $0.1 million. Net cash used in investing for the three months ended March 31, 2022 was attributable to $0.3 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2023 was primarily attributable to $12.5 million in net proceeds from the issuance of common stock, partially offset by $0.4 million in payments for insurance financing. Net cash provided by financing activities during the three months ended March 31, 2022 was primarily attributable to $3.6 million in net proceeds from the issuance of common stock, partially offset by $0.5 million in payments for insurance financing.

Other Contractual Obligations and Commitments

See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. There have been no other material changes from the contractual obligations and commitments disclosed in our Annual Report.

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

During the three months ended March 31, 2023, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

Recent Accounting Pronouncements.

Refer to Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report for information on recently issued accounting pronouncements.

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

There were no changes in our disclosure controls and procedures identified in management’s evaluation pursuant to Rules 13a 15(d) or 15d 15(d) of the Exchange Act that occurred during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

Refer to Note 9, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report, and our Annual Report for information on our historical and ongoing legal proceedings.

California Subpoena

On July 19, 2021, we received a subpoena from the California Attorney General’s Office, Division of Public Rights (“OAG”), requesting documents and information related to our former genetic testing practices, including NIPT, particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The OAG has alleged that it has claims under California’s false advertising and unfair business practices laws based on representations about patient billing made in the historical marketing of our legacy genetic testing business. While we believe that our sales and marketing representations were appropriate, we are discussing a potential resolution with OAG to determine if the matter can be concluded in our best interests. We are unable to predict the ultimate outcome of this action.

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

IPO Litigation

On June 23, 2020, we closed our initial public offering of our common stock (the "IPO"). Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California ("SDCA") consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, we moved to dismiss the first amended complaint. On September 1, 2021, the court granted our motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, we moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs' claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that our registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act of 1933, as amended (the "Securities Act"), by failing to disclose that (i) we had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that we had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 we ended a supposedly improper marketing practice on which the competitiveness of our business depended; and (iv) we were suffering from material negative trends with respect to testing volumes, average selling prices for our tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. We filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, and intend to continue to vigorously defend against these claims. Subject to a reservation of rights, we are advancing expenses subject to indemnification to the underwriters of the IPO.

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

Additional capital, if needed, may not be available on satisfactory terms or at all. Our ability to raise capital in the public capital markets, including through our ATM Facility, may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float, as of the date of the filing of this Quarterly Report, we are only permitted to utilize the shelf registration statement subject to Instruction I.B.6. to Form S-3, which is referred to as the “baby shelf” rule. For so long as our public float is less than $75 million, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months pursuant to the baby shelf rules. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

Furthermore, any additional capital raised through the sale of equity or equity-linked securities, including through our ATM Facility will dilute our stockholders’ ownership interests and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

Manufacturing is highly exacting and complex due, in part, to strict regulatory requirements governing the manufacture of our future products and product candidates, including medical devices with complex components including, but not limited to, circuit boards and pharmaceutical products. We have limited personnel with experience in, and we do not own facilities for, manufacturing any products. We depend upon our collaborators and other third parties, including sole source suppliers, to provide raw materials meeting FDA quality standards and related regulatory requirements, manufacture devices, and drug substances, produce drug products and provide certain analytical services with respect to our products and product candidates. The FDA and other regulatory authorities require that many of our products be manufactured according to current good manufacturing practice ("cGMP") regulations and that proper procedures be implemented to assure the quality of our sourcing of raw materials and the manufacture of our products. Any failure by us, our collaborators, or our third-party manufacturers to comply with cGMP and/or scale-up manufacturing processes could lead to a delay in, or failure to obtain, marketing authorizations. In addition, such failure could be the basis for action by the FDA, including issuing a warning letter, initiating a product recall or seizure, fines, imposing operating restrictions, total or partial suspension of production or injunctions and/or withdrawing marketing authorizations for products previously granted to us. To the extent we rely on a third-party manufacturer, the risk of noncompliance with cGMP regulations may be greater and the ability to effect corrective actions for any such noncompliance may be compromised or delayed.

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

We expect our future products, if approved, to face substantial competition from major pharmaceutical companies, biotechnology companies, academic institutions, government agencies, and public and private research institutions. The larger competitors have substantially greater financial and human resources, as well as a much larger infrastructure than we do. For more information on our therapeutics competitors, see Part I, Item 1. “Business—Competition” in our Annual Report.

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

Effective execution of research and development activities and the timely introduction of new products and product candidates to the market are important elements of our business strategy. However, the development of new products and product candidates is complex, costly, and uncertain and requires us to, among other factors, accurately anticipate patients’, clinicians’, and payors’ needs, and emerging technology trends. For more information on our current research and development efforts, see Part I, Item 1. “Business” in our Annual Report.

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

As of March 31, 2023, we had approximately $128.2 million of Convertible Notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act ("CCPA"), which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 ("CPRA"), which went into effect on January 1, 2023. The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that could increase data breach litigation. The CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding current recoupment requests). We continue to receive recoupment requests and we expect these disputes and requests for recoupment may continue for a period of time in the future. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Commercial Third-Party Payors” in our Annual Report. Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the "ACA"), enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the healthcare enforcement authorities, of Office of Inspector General of the Department of Health and Human Services ("OIG"). Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

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
•
federal laws and regulations governing the Medicare program, providers of services covered by the Medicare program, and the submission of claims to the Medicare program, as well as the Medicare Manuals issued by Centers for Medicare and Medicaid Services ("CMS") and the local medical policies promulgated by the Medicare Administrative Contractors with respect to the implementation and interpretation of such laws and regulations;
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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. Most recently, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA authorizes the CMS to negotiate Medicare reimbursement rates for certain prescription drug products, which may put limits on prices paid for drugs by government health programs. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Part II, Item 1 “Legal Proceedings—Ravgen Lawsuit” for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our laboratory developed test business, which is no longer in operation. There can be no assurance that we will prevail in the Ravgen matter. For example, in a patent infringement suit filed by Ravgen against another laboratory asserting the same patents, a Texas jury found the laboratory liable for infringement and awarded significant damages.

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

We are required to satisfy the continued listing requirements of the Nasdaq Global Market ("Nasdaq") to maintain such listing, including, among other things, the maintenance of a market value of our common stock of at least $50 million.

On April 4, 2023, we received formal notice from Nasdaq indicating that we no longer satisfy the $50 million in total assets and $50 million in total revenue requirement for continued listing on Nasdaq or the alternative criteria under Nasdaq Listing Rule 5450(b). Nasdaq’s notice has no immediate effect on the listing of our common stock, which we expect will continue to trade on Nasdaq in the normal course pending the conclusion of the compliance process described below.

In accordance with the Nasdaq Listing Rules, we were provided 45 calendar days, through May 19, 2023, to submit our plan to regain compliance with Nasdaq Listing Rule 5450(b). If our plan is accepted, Nasdaq has the discretion to grant us up to 180 calendar days from the date of the notice, through October 2, 2023, to evidence compliance with Nasdaq Listing Rule 5450(b). If Nasdaq does not accept our plan, Nasdaq would then issue a delisting determination, which we could appeal to a Nasdaq Hearings Panel. In that case, the request for a hearing before the Nasdaq Hearing Panel would stay any further delisting action by Nasdaq pending the ultimate conclusion of the hearing process.

We are considering various options that may support our efforts to regain and maintain compliance with the applicable Nasdaq listing criteria; however, there can be no assurance that Nasdaq will grant our request for an extension or that we will be able to evidence compliance with the applicable listing criteria upon the expiration of any such extension that may be granted by Nasdaq.

In addition, there can be no assurance that we will be able to regain or maintain compliance with Nasdaq's continued listing requirements. If our stock price does not increase or if we are unable to raise additional funds, and if our market capitalization does not meet the minimum standards, we may not be able to maintain the standards for continued listing on Nasdaq. In the event that we do not maintain compliance with the Nasdaq Listing Rules in the future, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

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

As of March 31, 2023, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

3.1	Certificate of Elimination of Series X Preferred Stock (filed with the SEC as Exhibit 3.1 to the registrant's Form 8-K filed on January 9, 2023).

4.1	Form of Warrant (filed with the SEC as Exhibit 10.1 to the registrant’s Form S-3 filed on January 27, 2023).

10.1+	Second Amended and Restated 2012 Stock Plan (filed with the SEC as Exhibit 10.2 to the registrant’s Form 10-K filed on March 30, 2023).

10.2+	Fourth Amended and Restated 2018 Equity Incentive Plan (filed with the SEC as Exhibit 10.3 to the registrant’s Form 10-K filed on March 30, 2023).

10.3+	2020 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.4 to the registrant’s Form 10-K filed on March 30, 2023).

10.4+	2021 Inducement Plan (filed with the SEC as Exhibit 10.5 to the registrant’s Form 10-K filed on March 30, 2023).

10.5+	Form of 2021 Inducement Plan Stock Option Grant Notice (filed with the SEC as Exhibit 10.6 to the registrant’s Form 10-K filed on March 30, 2023).

10.6+	Form of Inducement Plan Stock Option Award Agreement (filed with the SEC as Exhibit 10.7 to the registrant’s Form 10-K filed on March 30, 2023).

10.7+	Form of Inducement Plan RSU Grant Notice (filed with the SEC as Exhibit 10.8 to the registrant’s Form 10-K filed on March 30, 2023).

10.8+	Form of 2021 Inducement Plan RSU Award Agreement (filed with the SEC as Exhibit 10.9 to the registrant’s Form 10-K filed on March 30, 2023).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2023	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)