Form 10-Q
period 2023-06-30
BIORA THERAPEUTICS, INC.
filed 2023-08-14
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 13,883,762 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

CONDENSED Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$26,452	$30,486
Income tax receivable	819	828
Prepaid expenses and other current assets	4,105	4,199
Current assets of disposal group held for sale	2,509	2,603
Total current assets	33,885	38,116
Property and equipment, net	1,351	1,654
Right-of-use assets	1,887	1,482
Other assets	6,478	6,201
Goodwill	6,072	6,072
Total assets	$49,673	$53,525
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$5,042	$3,606
Accrued expenses and other current liabilities	21,791	16,161
Warrant liabilities	10,835	3,538
Total current liabilities	37,668	23,305
Convertible notes, net of unamortized discount of $4,157 and $4,914 as of June 30, 2023 and December 31, 2022, respectively	128,568	127,811
Other long-term liabilities	4,318	4,696
Total liabilities	$170,554	$155,812
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock – $0.001 par value; 164,000,000 shares authorized; 13,686,964 and 9,098,844 shares issued as of June 30, 2023 and December 31, 2022, respectively; 13,420,859 and 8,928,498 shares outstanding as of June 30, 2023 and December 31, 2022, respectively	11	8
Additional paid-in capital	760,277	743,626
Accumulated deficit	(862,091)	(826,843)
Treasury stock – at cost; 266,105 and 170,346 shares as of June 30, 2023 and December 31, 2022, respectively	(19,078)	(19,078)
Total stockholders' deficit	(120,881)	(102,287)
Total liabilities and stockholders' deficit	$49,673	$53,525

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$2	$104	$4	$211
Operating expenses:
Research and development	5,983	5,904	13,173	12,462
Selling, general and administrative	8,953	8,410	17,309	21,867
Total operating expenses	14,936	14,314	30,482	34,329
Loss from operations	(14,934)	(14,210)	(30,478)	(34,118)
Interest expense, net	(2,703)	(2,772)	(5,383)	(5,532)
(Loss) gain on warrant liabilities	(161)	4,413	703	13,402
Other (expense) income, net	(5)	5,735	(86)	4,924
Loss before income taxes	(17,803)	(6,834)	(35,244)	(21,324)
Income tax expense (benefit)	4	(837)	4	(837)
Loss from continuing operations	(17,807)	(5,997)	(35,248)	(20,487)
Gain from discontinued operations	—	484	—	1,166
Net loss	(17,807)	(5,513)	(35,248)	(19,321)
Net loss per share from continuing operations, basic and diluted	$(1.47)	$(0.81)	$(3.01)	$(2.79)
Net gain per share from discontinued operations, basic and diluted	$—	$0.06	$—	$0.16
Net loss per share, basic and diluted	$(1.47)	$(0.75)	$(3.01)	$(2.63)
Weighted average shares outstanding, basic and diluted	12,143,108	7,374,865	11,718,408	7,351,595

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)
Issuance of common stock, net	2,853,109	3	12,521	—	—	—	12,524
Issuance of common stock upon vesting of restricted stock units	146,321	—	(178)	—	(68,938)	—	(178)
Stock-based compensation expense	—	—	2,384	—	—	—	2,384
Net loss	—	—	—	(17,441)	—	—	(17,441)
Balance at March 31, 2023	12,098,274	$11	$758,353	$(844,284)	(239,284)	$(19,078)	$(104,998)
Issuance of common stock, net	1,509,434	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	79,256	—	(90)	—	(26,821)	—	(90)
Stock-based compensation expense	—	—	2,014	—	—	—	2,014
Net loss	—	—	—	(17,807)	—	—	(17,807)
Balance at June 30, 2023	13,686,964	$11	$760,277	$(862,091)	(266,105)	$(19,078)	$(120,881)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	7,429,458	$6	$722,782	$(788,686)	(154,569)	$(19,078)	$(84,976)
Issuance of common stock, net	85,213	—	3,626	—	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	11,520	—	(80)	—	(3,723)	—	(80)
Stock-based compensation expense	—	—	2,053	—	—	—	2,053
Net loss	—	—	—	(13,808)	—	—	(13,808)
Balance at March 31, 2022	7,526,191	$6	$728,381	$(802,494)	(158,292)	$(19,078)	$(93,185)
Issuance of common stock, net	69,028	—	1,168	—	—	—	1,168
Issuance of common stock under employee stock purchase plan	5,002	—	89	—	—	—	89
Issuance of common stock upon vesting of restricted stock units	12,667	—	(111)	—	(3,017)	—	(111)
Stock-based compensation expense	—	—	1,446	—	—	—	1,446
Net loss	—	—	—	(5,513)	—	—	(5,513)
Balance at June 30, 2022	7,612,888	$6	$730,973	$(808,007)	(161,309)	$(19,078)	$(96,106)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities:
Net loss	$(35,248)	$(19,321)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	(1,166)
Non-cash revenue reserve	—	201
Depreciation and amortization	313	547
Stock-based compensation expense	4,398	3,499
Amortization of debt discount and non-cash interest	757	694
Loss on disposal of property and equipment	9	320
Impairment of property and equipment	100	545
Gain on investment in Enumera Molecular, Inc.	—	(5,731)
Change in fair value of warrant liabilities	(703)	(13,402)
Changes in operating assets and liabilities:
Income tax receivable	10	(817)
Prepaid expenses and other current assets	(59)	(904)
Accounts payable	1,437	(4,434)
Accrued expenses and other liabilities	6,170	(4,486)
Other long-term liabilities	(904)	(958)
Net cash used in operating activities - continuing operations	(23,720)	(45,413)
Net cash provided by operating activities - discontinued operations	—	1,819
Net cash used in operating activities	(23,720)	(43,594)
Investing Activities:
Purchases of property and equipment	(36)	(556)
Proceeds from sale of property and equipment	11	—
Net cash used in investing activities	(25)	(556)
Financing Activities:
Proceeds from issuance of common stock	12,883	4,794
Proceeds from issuance of common stock warrants	8,000	—
Proceeds from issuance of common stock under employee stock purchase plan	—	89
Payments of offering costs	(484)	—
Payments for financing of insurance premiums	(688)	(612)
Principal payments on capital lease obligations	—	(12)
Net cash provided by financing activities	19,711	4,259
Net decrease in cash, cash equivalents and restricted cash	(4,034)	(39,891)
Cash, cash equivalents and restricted cash at beginning of period	30,486	88,397
Cash, cash equivalents and restricted cash at end of period	$26,452	$48,506

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,059	$4,811
Cash paid for income taxes	$11	$17

Supplemental schedule of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$1,133	$2,922
Investment in Enumera Molecular Inc. in exchange for assets	$—	$6,000
Purchases of property and equipment in accounts payable	$—	$40

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

Liquidity

As of June 30, 2023, the Company had cash and cash equivalents of $22.7 million, restricted cash of $3.8 million and an accumulated deficit of $862.1 million. For the six months ended June 30, 2023, the Company reported a net loss of $35.2 million and cash used in operating activities of $23.7 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of June 30, 2023, the Company had $128.6 million of convertible senior notes, net ("Convertible Notes") outstanding (see Note 7). While the Company has greatly reduced its cash burn following the Strategic Transformation, management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2023, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the Securities and Exchange Commission, from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2022.

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

Restricted Cash

Restricted cash consists of amounts owed for interest held in an escrow account with a balance of $3.8 million and $0 as of June 30, 2023 and December 31, 2022, respectively.

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

3. Strategic Transformation

Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represented a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows. Additionally, the remaining assets have been reported as assets held for sale in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands) for the three and six months ended June 30, 2022. There was no gain or loss from discontinued operations for the three and six months ended June 30, 2023:

	Three Months Ended	Six Months Ended
	June 30, 2022
Revenues	$759	$2,027
Operating expenses:
Selling, general and administrative	275	861
Total operating expenses	275	861
Net gain from discontinued operations	$484	$1,166

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of June 30, 2023 and December 31, 2022 (in thousands):

	June 30, 2023	December 31, 2022

Current assets of disposal group held for sale
Property and equipment, net	2,509	2,603
Total current assets of disposal group held for sale (1)	$2,509	$2,603

(1) The remaining assets of the Laboratory Operations are classified as held for sale and are classified as current in the unaudited condensed consolidated balance sheet at June 30, 2023 and December 31, 2022, because they are expected to be sold within one year.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company concluded, based on a technical evaluation of the facts, that Enumera is not a variable interest entity. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. No impairment was recorded as of June 30, 2023 or December 31, 2022.

Licensing Agreements

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

In June 2023, the Company entered into a purchase and license agreement with a diagnostics company pursuant to which the Company sold certain assets and licensed intellectual property related to preeclampsia for research and development (the “Preeclampsia Agreement”). Under the terms of the Preeclampsia Agreement, the Company will receive a one-time payment for the sale of assets, including rights to certain antibody sequences.

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

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.5 million and $1.9 million of revenue for the three and six months ended June 30, 2022, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 9.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$3,912	$3,634
Other current assets	193	565
Total	$4,105	$4,199

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Computers and software	$1,418	$2,715
Building and leasehold improvements	803	750
Laboratory equipment	657	958
Furniture, fixtures, and office equipment	872	1,138
Construction in progress	—	92
Total property and equipment	3,750	5,653
Less accumulated depreciation and amortization	(2,399)	(3,999)
Property and equipment, net	$1,351	$1,654

Depreciation expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively, and $0.2 million and $0.5 million for the three and six months ended June 30, 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Investment in Enumera	$6,000	$6,000
Other	478	201
Total	$6,478	$6,201

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Accrual for reimbursement claims and settlements, current (1)	$8,472	$8,372
Commissions and bonuses	1,351	1,433
Vacation and payroll benefits	1,353	1,724
Accrued professional services	817	307
Accrued interest	4,687	890
Lease liabilities, current	810	893
Insurance financing	1,517	445
Contract liabilities	42	47
Other (2)	2,742	2,050
Total	$21,791	$16,161

(1) Revenues related to Laboratory Operations have all been discontinued; amounts related to the revenue reserve generated from the Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Lease liabilities, net of current portion	1,127	601
Other (1)	3,191	4,095
Total	$4,318	$4,696

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

There were no significant transfers between these fair value measurement classifications during the six months ended June 30, 2023 and 2022.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
June 30, 2023
Warrant liabilities	$—	$—	$10,835

December 31, 2022
Money market funds (1)	$5	$—	$—
Warrant liabilities	$—	$—	$3,538

(1) Included in cash, cash equivalents and restricted cash in the accompanying condensed consolidated balance sheets.

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from equity financings (see Note 10). The Company uses the Black-Scholes Model to value the warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At June 30, 2023 and December 31, 2022, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	June 30, 2023	December 31, 2022
Risk-free interest rate	4.1% - 4.5%	4.0%
Expected volatility	98.9% - 101.8%	106.2% - 107.1%
Stock price	$3.85	$3.30
Expected life (years)	3.0 - 4.9	3.6 - 5.4

A summary of the changes in the warrant liabilities is presented below (in thousands):

Balance at December 31, 2022	$3,538
Recognition of new warrant liabilities	9,380
Change in fair value of warrant liabilities	(2,083)
Balance at June 30, 2023	$10,835

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $128.6 million and $127.8 million at June 30, 2023 and December 31, 2022, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $73.1 million and $71.8 million as of June 30, 2023 and December 31, 2022, respectively.

7. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The outstanding principal amount of Convertible Notes was $132.7 million at both June 30, 2023 and December 31, 2022. The Company recognized interest expense on the Convertible Notes of $2.4 million and $4.8 million for the three and six months ended June 30, 2023, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2022, respectively.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of both June 30, 2023 and December 31, 2022, the Company was in compliance with all such covenants.

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

As of June 30, 2023 and December 31, 2022, the unamortized debt discount was $4.2 million and $4.9 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. The amortization of the Convertible Notes debt discount was $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and $0.4 million and $0.7 million for the three and six months ended June 30, 2022, respectively, and was included in interest expense, net in the condensed consolidated statements of operations.

8. Related Party Transactions

As of June 30, 2023 and December 31, 2022, affiliates of Athyrium Capital Management, LP (“Athyrium”) held 1,694,484 shares, or 12.6%, and 1,694,484 shares, or 19.0%, respectively, of the Company's common stock outstanding and warrants to purchase up to 824,136 shares of common stock at an exercise price of $8.22.

Athyrium also holds $103.5 million aggregate principal amount of Convertible Notes as of both June 30, 2023 and December 31, 2022 (see Note 7). As of June 30, 2023 and December 31, 2022, the accrued interest expense related to the Convertible Notes held by Athyrium was $4.4 million and $0.6 million, respectively. As of June 30, 2023, $3.8 million of the interest owed is being held in an escrow account and is considered restricted cash.

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

On January 12, 2023, the Company issued warrants to purchase 90,000 shares of common stock to the institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 Offering (as defined below) securities purchase agreement. As of March 31, 2023 this institutional investor held less than 5% of the Company's outstanding common stock and is no longer considered a related party.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share. In addition, in a concurrent private placement, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock (see Note 10) to the same investors. Following this transaction, the institutional and accredited investors became related parties due to greater than 5% ownership.

9. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. Cash paid for operating leases was $0.8 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease costs	$0.4	$0.4	$0.8	$0.7

Supplemental weighted-average information related to operating leases is as follows:

	June 30,
	2023	2022
Weighted-average remaining lease term (years)	2.5	2.2
Weighted-average discount rate	9.6%	7.8%

As of June 30, 2023, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2023 (remaining)	$497
2024	938
2025	507
2026	215
2027 and thereafter	18
Total minimum lease payments	2,175
Less: interest	(238)
Present value of lease liabilities	$1,937

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. In November 2022, the Company entered into an agreement to extend the deadline for the Company’s payment due on December 31, 2022 to July 15, 2023. The Company did not make any payments during the six months ended June 30, 2023 and 2022. In July 2023, the Company entered into an agreement to extend the deadline for the Company's remaining payments to the following:

•
approximately $1.7 million on or before July 15, 2023;
•
approximately $2.8 million on or before January 1, 2024; and
•
approximately $2.6 million on or before July 1, 2024.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. As of both June 30, 2023 and December 31, 2022, the Company’s accrual consists of $7.1 million in accrued expenses.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the six months ended June 30, 2023 and 2022.

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

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the "OAG"), requesting documents and information related to the Company's former genetic testing practices, the Company's former non-invasive prenatal tests ("NIPT"), particularly those with a nexus to California patients. The subpoena is captioned “In the Matter of the Investigation of: Prenatal Genetic Testing Companies.” The OAG has alleged that it has claims under California’s false advertising and unfair business practices laws based on representations about patient billing made in the historical marketing of the Company’s legacy genetic testing business. While the Company believes that its sales and marketing representations were appropriate, the Company is negotiating a potential resolution with OAG to determine if the matter can be concluded in the best interests of the Company. The Company is unable to predict the ultimate outcome of this action.

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

Payor Recoveries

As noted above, the regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government reimbursement and commercial payor programs, the Company is routinely subject to post-payment review audits and other forms of reviews and investigations. For example, the Company currently disputes several managed Medicaid payor recoupment requests aggregating to $1.1 million. If a third-party payor successfully challenges that a payment to the Company for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup such payment. The Company may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the ordinary course of business, the Company addresses and evaluates a number of such claims from payors. In the past, the Company has negotiated and settled these types of claims with third-party payors. The Company may be required to resolve further disputes in the future. While management is unable to predict the exact outcome of any such claims, it is management’s current belief that any potential liabilities resulting from these contingencies, individually or in the aggregate, could have a material impact on the Company’s financial position and results of operations.

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. ("Ravgen") filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents based on the Company's former NIPT testing business. The complaint seeks monetary damages and injunctive relief. The Company responded to the complaint on March 23, 2021. Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them. On March 1, 2022 the court ordered a stay of the litigation pending resolution of patent validity challenges made against the two patents in inter partes review proceedings currently pending before the Patent Trial and Appeal Board of the United States Patent and Trademark Office. On February 13, 2023 the court ordered the stay lifted. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of this matter, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, which the court granted on July 12, 2023. Lead Plaintiffs filed a notice of appeal on August 11, 2023. The Company will continue to vigorously defend against these claims. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the SDCA, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Securities Exchange Act of 1934, as amended. The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the resolution of the appeal in the above-described securities lawsuit. The Company intends to vigorously defend against these claims.

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

Pursuant to ASC 815, the Company deemed the Overallotment Stock Option to meet the scope exception for equity classification, and the warrants and Overallotment Warrant Option to be classified as a liability (collectively "the Warrant Liability") at fair value initially with subsequent changes in fair value recorded in earnings. The Overallotment Warrant Option was partially exercised in August 2021 for warrants to purchase an aggregate of 77,280 shares of common stock and the remaining Overallotment Warrant Option expired in September 2021. The Warrant Liability was remeasured at June 30, 2022 and the Company recognized a gain on warrant liability in the amount of $13.4 million in the condensed consolidated statements of operations during the six months ended June 30, 2022. The Warrant Liability was remeasured at $0.5 million as of both December 31, 2022 and June 30, 2023.

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

Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.0 million determined using the Black-Scholes Model. As the total fair value of the warrant liability and common stock exceeds the in-kind payment proceeds of $3.8 million, the Company recorded an extinguishment loss of the $1.6 million excess to other income, net in the consolidated statements of operations. The Company incurred a total of $0.8 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis. The modified warrants are equity classified both before and after the modification and were fair valued as of the date of the amendment, this resulted in an increase in the value of the warrants and an additional $0.9 million was recorded to additional paid in capital on the condensed consolidated balance sheet. The warrant liability was remeasured at $3.0 million as of December 31, 2022. The warrant liability was remeasured at $3.2 million as of June 30, 2023 and the Company recognized a loss on warrant liability in the amount of $0.2 million in the condensed consolidated statements of operations during the six months ended June 30, 2023.

In January 2023, the Company issued warrants to purchase 90,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 Offering securities purchase agreement. The warrant has an exercise price of $8.22, is exercisable beginning on May 9, 2023 and expires on May 9, 2028. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $0.4 million determined using the Black-Scholes Model. The warrant liability was remeasured at $0.2 million as of June 30, 2023 and the Company recognized a gain on warrant liability in the amount of $0.1 million in the condensed consolidated statements of operations during the six months ended June 30, 2023.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share (the "June 2023 Offering"). In addition, in a concurrent private placement with the same investors, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock. The warrants have an exercise price of $5.05 per share, are exercisable at any time, and will expire three years following the date of issuance. The Company received approximately $7.3 million in net proceeds, after deducting placement agent fees and offering expenses.

Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $9.0 million determined using the Black-Scholes Model. As the total fair value of the Warrant Liability exceeds the gross proceeds of $8.0 million, the Company recorded a loss of the $1.0 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations. Accordingly, there were no proceeds allocated to the common stock issued as part of this transaction. The Company incurred a total of $0.7 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis. The warrant liability was remeasured at $6.9 million as of June 30, 2023 and the Company recognized a gain on warrant liability in the amount of $2.1 million in the condensed consolidated statements of operations during the three months ended June 30, 2023.

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents. In connection with the November 2022 Offering, the aggregate price was reduced to $70.0 million. The Company further reduced the aggregate offering price to $12.0 million in connection with the June 2023 Offering. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. During the three months ended June 30, 2022, the Company received net proceeds of $1.1 million, after deducting commissions and other offering expenses, from the sale of 63,986 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $5.33 per share. During the six months ended June 30, 2022, the Company received net proceeds of $4.7 million, after deducting commissions and other offering expenses, from the sale of 149,199 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $37.81 per share. The Company did not sell any shares under the ATM Sale Agreement during the three months ended June 30, 2023. During the six months ended June 30, 2023, the Company received net proceeds of $12.6 million, after deducting commissions and other offering expenses, from the sale of 2,853,109 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $4.69 per share.

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

On June 14, 2023, the Company’s stockholders approved the Fifth Amended and Restated 2018 Equity Incentive Plan ("2018 Fifth Amended Plan"), which includes an increase of 5,500,000 shares of common stock reserved for issuance. As of June 30, 2023, 5,599,229 shares were available for issuance under the 2018 Fifth Amended Plan.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of June 30, 2023, 44,828 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the six months ended June 30, 2023:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	582,557	$59.89
Options granted	187,400	$3.97
Options exercised	—	—
Options forfeited/cancelled	(20,297)	$42.33
Options expired	(40,928)	$110.06
Balance at June 30, 2023	708,732	$42.71	8.4	$49
Vested and expected to vest at June 30, 2023	708,732	$42.71	8.4	$49
Vested and exercisable at June 30, 2023	230,465	$78.31	7.3	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2023 and 2022:

Six Months Ended June 30,
	2023	2022
Risk-free interest rate	3.5% - 4.0%	2.0% - 3.6%
Expected volatility	101.3% - 102.7%	90.7% - 101.3%
Expected dividend yield	—%	—%
Expected life (years)	5.5 - 6.3 years	5.5 - 6.3 years

The weighted-average grant date fair value of options granted during the six months ended June 30, 2023 and 2022 was $2.93 per option and $19.53 per option, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit ("RSU") activity for the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	278,112	$38.95
Granted	1,005,571	$2.73
Vested	(225,576)	$14.00
Forfeited/cancelled	(25,906)	$16.85
Balance at June 30, 2023	1,032,201	$9.67

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 20,400 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of June 30, 2023, there were 71,450 total shares of common stock reserved for future issuance. The ESPP was suspended on November 6, 2022. All employee payroll withholdings related to the ESPP were either reimbursed or shares were purchased subsequent to the suspension of the program.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development	773	26	1,628	363
Selling, general and administrative	1,241	1,420	2,770	3,136
Total stock-based compensation expense	$2,014	$1,446	$4,398	$3,499

At June 30, 2023 there was $8.5 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.8 years and $9.3 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.5 years.

12. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. Due to the maintenance of a full valuation allowance, the Company had a zero effective tax rate for the three and six months ended June 30, 2023 and June 30, 2022. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

The Company’s net operating loss carryforwards and research and development expenditure credit carryforwards may be subject to an annual limitation under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), and similar state provisions if the Company experiences an ownership change within the meaning of such Code sections. In general, an ownership change, as defined by Sections 382 and 383 of the Code, occurs when there is a 50 percentage points or more shift in ownership, consisting of shareholders owning more than 5% in the Company, occurring within a three-year testing period. The Company performed a formal study through the date of the IPO and determined future utilization of tax attribute carryforwards were not limited per Section 382 of the Internal Revenue Code. The Company has not updated its Section 382 study since the IPO offering in 2020. However, because the Company has raised and expects to continue to raise significant amounts of equity, the Company expects that Section 382 will limit future utilization of tax attribute carryforwards. Due to the existence of the valuation allowance, limitations created by ownership changes do not impact the Company's effective tax rate.

13. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	June 30, 2023	June 30, 2022
Stock options to purchase common stock	708,732	603,278
Restricted stock units	1,032,201	300,138
Common stock warrant	5,440,465	1,047,353
Common stock issuable upon conversion of Convertible Notes	1,623,547	1,623,546
Total	8,804,945	3,574,315

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

This Quarterly Report includes forward-looking statements that involve a number of risks, uncertainties and assumptions. These forward-looking statements can generally be identified as such because the context of the statement will include words such as “may,” “will,” “intend,” “plan,” “believe,” “anticipate,” “expect,” “estimate,” “predict,” “potential,” “continue,” “likely,” "target," "forecast," or “opportunity,” the negative of these words or other similar words. Similarly, statements that describe our plans, strategies, intentions, expectations, objectives, goals or prospects and other statements that are not historical facts are also forward-looking statements. For such statements, we claim the protection of the Private Securities Litigation Reform Act of 1995. Readers of this Quarterly Report are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the time this Quarterly Report was filed with the Securities and Exchange Commission (the "SEC"). These forward-looking statements are based largely on our expectations and projections about future events and future trends affecting our business, and are subject to risks and uncertainties that could cause actual results to differ materially from those anticipated in the forward-looking statements. These risks and uncertainties include, without limitation, the risk factors identified below and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below. In addition, past financial or operating performance is not necessarily a reliable indicator of future performance, and you should not use our historical performance to anticipate results or future period trends. We can give no assurances that any of the events anticipated by the forward-looking statements will occur or, if any of them do, what impact they will have on our results of operations and financial condition. Except as required by law, we undertake no obligation to update publicly or revise our forward-looking statements.

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

Factors Affecting Our Performance

In June 2021, we announced a strategic transformation ("Strategic Transformation") pursuant to which we have refocused our efforts on our robust research and development pipeline to better position the business for future growth. The Strategic Transformation included the closure of our genetics laboratory in Ann Arbor, Michigan, the sale of our Avero laboratory business, a reduction in force and other cost-cutting measures and operational improvements, together referred to as the Laboratory Operations.

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

Revenue

Historically, all of our revenue has been derived from molecular laboratory tests, principally from the sale of non-invasive prenatal tests, genetic carrier screening, and pathology molecular testing. If our development efforts for our targeted therapeutics and systemic therapeutics product candidates are successful and result in regulatory approval, we may generate revenue from future product sales. If we enter into license or collaboration agreements for any of our therapeutic product candidates, other pipeline products or intellectual property, we may generate revenue in the future from payments as a result of such license or collaboration agreements. We cannot predict if, when, or to what extent we will generate revenue from the commercialization and sale of our therapeutics product candidates or from license or collaboration agreements. We may never succeed in obtaining regulatory approval for any of our therapeutics product candidates.

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

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our credit and security agreement, lease agreements and interest income earned from our cash and cash equivalents.

(Loss) Gain on Warrant Liabilities

(Loss) gain on warrant liabilities consists of changes in the fair value of our liability-classified warrants to purchase common stock.

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

Results of Operations.

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

	Three Months Ended June 30,			Six Months Ended June 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Statement of Operations Data:	(unaudited)			(unaudited)
Revenues	$2	$104	$(102)	$4	$211	$(207)
Operating expenses:
Research and development	5,983	5,904	79	13,173	12,462	711
Selling, general and administrative	8,953	8,410	543	17,309	21,867	(4,558)
Total operating expenses	14,936	14,314	622	30,482	34,329	(3,847)
Loss from operations	(14,934)	(14,210)	(724)	(30,478)	(34,118)	3,640
Interest expense, net	(2,703)	(2,772)	69	(5,383)	(5,532)	149
(Loss) gain on warrant liabilities	(161)	4,413	(4,574)	703	13,402	(12,699)
Other (expense) income, net	(5)	5,735	(5,740)	(86)	4,924	(5,010)
Loss before income taxes	(17,803)	(6,834)	(10,969)	(35,244)	(21,324)	(13,920)
Income tax expense (benefit)	4	(837)	841	4	(837)	841
Loss from continuing operations	(17,807)	(5,997)	(11,810)	(35,248)	(20,487)	(14,761)
Gain from discontinued operations	—	484	(484)	—	1,166	(1,166)
Net loss	$(17,807)	$(5,513)	$(12,294)	$(35,248)	$(19,321)	$(15,927)

Research and Development Expenses

Research and development expenses increased by $0.1 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in salaries and benefits and software costs, offset by a decrease in facilities costs. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, research and development expenses increased by $0.7 million, primarily due to an increase in consulting and professional fees, salaries and benefits and the cost of supplies, offset by a decrease in facilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.5 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to an increase in consulting and professional fees, offset by a decrease in business insurance, facilities and software costs. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, selling, general and administrative expenses decreased by $4.6 million, primarily due to a decrease in salaries and benefits, business insurance and depreciation.

(Loss) Gain on Warrant Liabilities

The change in (loss) gain on warrant liabilities of $4.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 is primarily due to the change in fair value of the warrant liabilities for warrants issued in August 2021,

November 2022, January 2023 and June 2023. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, gain on warrant liabilities decreased by $12.7 million, primarily due to the change in fair value of the warrant liabilities for warrants issued in August 2021, November 2022, January 2023 and June 2023.

Other (Expense) Income, Net

Other (expense) income, net decreased by $5.7 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, primarily due to a gain on investment in Enumera Molecular, Inc. ("Enumera") for the three months ended June 30, 2022 that did not reoccur in 2023. For the six months ended June 30, 2023 compared to the six months ended June 30, 2022, other (expense) income, net decreased by $5.0 million, primarily due to a gain on investment in Enumera for the six months ended June 30, 2022 that did not reoccur in 2023, offset by a decrease in loss on asset disposal and impairment of property and equipment.

Income Tax Expense (Benefit)

The change in income tax expense (benefit) of $0.8 million for both the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 is primarily due to prior year federal and state income tax refunds that did not reoccur in 2023.

Discontinued Operations

The decrease in gain from discontinued operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022 was due to the closure of our Laboratory Operations during 2021. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including our convertible senior notes ("Convertible Notes").

As of June 30, 2023, we had $22.7 million of cash and cash equivalents, restricted cash of $3.8 million and $128.6 million of Convertible Notes, net outstanding. Our accumulated deficit as of June 30, 2023 was $862.1 million. For the six months ended June 30, 2023, we had a net loss of $35.2 million and cash used in operations of $23.7 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, research and development, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2023, and we will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2023. We therefore intend to raise additional capital through equity offerings, including in "at the market" offerings pursuant to our At Market Issuance Sales Agreement ("ATM Sale Agreement") and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. In addition, due to the SEC’s “baby shelf rules,” which prohibit companies with a public float of less than $75 million from issuing securities under a shelf registration statement in excess of one-third of such company’s public float in a 12-month period, we are currently only able to issue a limited number of shares under our ATM Sale Agreement which aggregate to no more than one-third of our public float. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

Convertible Notes

See Note 7 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information on our Convertible Notes.

Equity Financings

See Note 10 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for information on our equity financings.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(23,720)	$(43,594)
Cash used in investing activities	(25)	(556)
Cash provided by financing activities	19,711	4,259

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2023 was primarily attributable to a $35.2 million net loss, adjusted for non-cash charges of $4.9 million, primarily driven by $4.4 million of stock-based compensation expense, $0.8 million of debt discount amortization and non-cash interest, $0.3 million of depreciation and amortization and $0.1 million of property and equipment impairment, partially offset by a $0.7 million change in fair value related to the warrant liability. The net cash inflow from changes in operating assets and liabilities was attributable to a $6.2 million increase in accrued expenses and a $1.4 million increase in accounts payable, offset by a $0.9 million decrease in other long-term liabilities.

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

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was less than $0.1 million. Net cash used in investing for the six months ended June 30, 2022 was attributable to $0.6 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2023 was primarily attributable to $12.9 million in proceeds from the issuance of common stock and $8.0 million in proceeds from the issuance of warrants, partially offset by $0.7 million in payments for insurance financing and $0.5 million in payments of offering costs. Net cash provided by financing activities during the six months ended June 30, 2022 was primarily attributable to $4.8 million in proceeds from the issuance of common stock, partially offset by $0.6 million in payments for insurance financing.

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

During the six months ended June 30, 2023, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

Recent Accounting Pronouncements.

Refer to Note 2, “Summary of Significant Accounting Policies” to the condensed consolidated financial statements included in this Quarterly Report for information on recently issued accounting pronouncements.

JOBS Act Accounting Election.

We are an emerging growth company, as defined in the Jumpstart Our Business Startups Act (the "JOBS Act"). Under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies. We have elected to use this extended transition period and, as a result, our financial statements may not be comparable to companies that comply with public company effective dates. We also intend to rely on other exemptions provided by the JOBS Act, including without limitation, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act of 2002, as amended.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Note 9, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 9 to the condensed consolidated financial statements for the quarter ended June 30, 2023 contained in this Quarterly Report on Form 10-Q.

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

Since we or any collaborators or licensees may not successfully develop product candidates, obtain required regulatory authorizations, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such product candidates with desired margins, our expenses may continue to exceed any revenues we may receive. Our operating expenses also will increase as and if, among other things:

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
•
the scope and extent of any future sales and marketing efforts;
•
pending and potential litigation, potential payor recoupments of reimbursement amounts as related to our historical testing business, and other contingencies;
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

We source components of our technology from third parties and certain components are sole sourced. Obtaining substitute components may be difficult or require us to re-design our products under development, including those for which we are required to obtain marketing authorization from the U.S. Federal Drug Administration ("FDA") and would need to obtain a new marketing authorization from the FDA to use a new supplier. Any natural or other disasters, acts of war or terrorism, shipping embargoes, labor unrest or political instability or similar events at our third-party manufacturers’ facilities that cause a loss of manufacturing capacity or a reduction in the quality or yield of the items manufactured would heighten the risks that we face. For example, our targeted therapeutics device under development includes complex components including circuit boards that have to be built to exacting standards, and the failure of a manufacturer to meet our requirements on time, as we have experienced in the past and continue to experience, could lead to delays in our plans for testing, pre-clinical and clinical studies and other development activities. Changes to, failure to renew or termination of our existing agreements or our inability to enter into new agreements with other suppliers could result in the loss of access to important components of our products under development and could impair, delay or suspend our commercialization efforts. Our failure to maintain a continued and cost-effective supply of high-quality components could materially and adversely harm our business, operating results, and financial condition.

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

Moreover, we expect that certain of our therapeutics product candidates, including BT-600, BT-001, BT-200, and BT-002, are drug-device combination products that will be regulated under the drug and biological product regulations of the Federal Food, Drug, and Cosmetic Act (the "FD&C Act") and Public Health Service Act (the "PHSA") based on their primary modes of action as drugs and biologics. Third-party manufacturers may not be able to comply with cGMP regulations, applicable to drug/device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the Quality System Regulation ("QSR"), or similar regulatory requirements outside the United States.

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

We seek to develop a suite of ingestible capsules for both therapeutic and diagnostic solutions. However, medical device and related therapeutic and diagnostic product development is a highly speculative undertaking and involves a substantial degree of uncertainty and we are in the early stages of our development programs. Our therapeutics pipeline has not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as ours. Consequently, the ability to accurately assess the future operating results or business prospects of our therapeutics pipeline is significantly more limited than if we had an operating history or approved commercial therapeutics products. Our success in developing commercial products that are based on our therapeutics pipeline will depend on a variety of factors, many of which are beyond our control, including, but not limited to:

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
•
regulators and/or institutional review boards ("IRBs"), or other reviewing bodies may not authorize us or our investigators to commence a clinical trial, or to conduct or continue a clinical trial at a prospective or specific trial site;
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

As of June 30, 2023, we had approximately $128.6 million of Convertible Notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, on June 28, 2018, California enacted the California Consumer Privacy Act, which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 ("CPRA"), which went into effect on January 1, 2023. The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that could increase data breach litigation. The CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Unauthorized access, loss or dissemination of information could disrupt our operations, including our ability to process claims and appeals, provide customer assistance services, conduct research and development activities, develop and commercialize products, collect, process and prepare company financial information, provide information about products, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our future contract partners will devote to our research and development programs and products under development, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, while we manage the relationships with third parties, we cannot control all of the operations of and protection of intellectual property with respect to such third parties.

We rely on third parties for matters related to the design of our product candidates and for our preclinical research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such preclinical research and trials.

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

The process of obtaining marketing authorizations, both in the United States and abroad, is expensive, may take many years if additional clinical trials are required, if authorization is obtained at all, and can vary substantially based upon a variety of factors, including the type, complexity, and novelty of the product candidates involved. Changes in marketing authorization policies during the development period, changes in or the enactment of additional statutes or regulations, or changes in regulatory review for each submitted product application, may cause delays in the approval or rejection of an application. The FDA and comparable authorities in other countries have substantial discretion in the approval process and may refuse to accept any application we submit, or may decide that our data is insufficient for approval and require additional preclinical, clinical, or other studies. In addition, varying interpretations of the data obtained from preclinical and clinical testing could delay, limit, or prevent marketing authorization of a product candidate. Any marketing authorization we or our collaborators ultimately obtain may be limited or subject to restrictions or post-approval commitments that render the approved product not commercially viable.

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

Product-related side effects could affect patient recruitment for clinical trials, the ability of enrolled patients to complete our studies or result in potential product liability claims. We currently carry product liability insurance and we are required to maintain product liability insurance pursuant to certain of our agreements. We believe our product liability insurance coverage is sufficient in light of our current clinical programs; however, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability, or such insurance coverage may not be sufficient to cover all losses. A successful product liability claim or series of claims brought against us could adversely affect our business, operating results, and financial condition. In addition, regardless of merit or eventual outcome, product liability claims may result in impairment of our business reputation, withdrawal of clinical study participants, costs due to related litigation, distraction of management’s attention from our primary business, initiation of investigations by regulators, substantial monetary awards to patients or other claimants, the inability to commercialize our product candidates and decreased demand for our product candidates, if authorized for commercial sale. Additionally, if one or more of our product candidates receives marketing authorization, and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including, but not limited to:

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

U.S. and foreign governments continue to review, reform and modify tax laws. Changes in tax laws and regulations could result in material changes to the domestic and foreign taxes that we are required to provide for and pay. In addition, we are subject to regular audits with respect to our various tax returns and processes in the jurisdictions in which we operate. Errors or omissions in tax returns, process failures, or differences in interpretation of tax laws by tax authorities and us may lead to litigation, payments of additional taxes, penalties, and interest. On December 22, 2017, the Tax Cuts and Jobs Act of 2017 ("TCJA"), was passed into law. The TCJA has given rise to significant one-time and ongoing changes, including, but not limited to, a federal corporate tax rate decrease to 21% for tax years beginning after December 31, 2017, limitations on interest expense deductions, the immediate expensing of certain capital expenditures, the adoption of elements of a partially territorial tax system, new anti-base erosion provisions, a reduction to the maximum deduction allowed for net operating losses generated in tax years after December 31, 2017 and providing for indefinite carryforwards for losses generated in tax years after December 31, 2017. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, and will be subject to interpretations and implementing regulations by the Treasury and Internal Revenue Service, any of which could mitigate or increase certain adverse effects of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation. Generally, future changes in applicable tax laws and regulations, or their interpretation and application, could have a material and adverse effect on our business, operating results, and financial condition.

Our ability to utilize our net operating loss carryforwards and certain other tax attributes may be limited.

As of December 31, 2022, we had net operating loss ("NOL") carryforwards of approximately $504.8 million for federal income tax purposes, and $246.3 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring in 2028. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income.

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

If a third-party payor successfully challenges that payment to us for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup payment, which amounts could be significant and would impact our operating results and financial condition. We may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, we have negotiated and settled these types of claims with third-party payors. We may be required to resolve further disputes in the future. For example, after the closure of our Laboratory Operations, we received several managed Medicaid payor recoupment requests aggregating to $1.1 million, which we dispute. We can provide no assurance that we will not receive similar claims for recoupment from other third-party payors in the future. For more information on this claim, see Part I, Item 1. “Business—Reimbursement—Payor Dispute” in our Annual Report. Any of these outcomes, including recoupment or reimbursements, might also require us to restate our financials from a prior period, any of which could have a material and adverse effect on our business, operating results, and financial condition.

If the validity of an informed consent from a patient is challenged, we could be forced to refund amounts previously paid by third-party payors, or to exclude a patient’s data from clinical trial results.

We are required to ensure that all clinical data and/or patient specimens that we receive have been collected from subjects who have provided appropriate informed consent for us to perform testing in clinical trials. We seek to ensure that the subjects from whom the data and samples are collected do not retain or have conferred on them any proprietary or commercial rights to the data or any discoveries derived from them. A subject’s informed consent could be challenged in the future, and the informed consent could prove invalid, unlawful, or otherwise inadequate for our purposes. Any such findings against us, or our partners, could deny us access to, or force us to stop, testing samples in a particular area or could call into question the results of our clinical trials. In addition, we could be requested to refund amounts previously paid by third-party payors for tests where an informed consent is challenged. We could become involved in legal challenges, which could require significant management and financial resources and adversely affect our operating results.

We may be unable to obtain or maintain third-party payor coverage and reimbursement for our future tests or products.

Our future success will depend on our or our potential partners' ability to obtain or maintain adequate reimbursement coverage from third-party payors. Third-party reimbursement for our testing historically represented a significant portion of our revenues, and we expect third-party payors such as third-party commercial payors and government healthcare programs to be a source of revenue in the future. It is to be determined whether and to what extent certain of our products under development will be covered or reimbursed. If we or our potential partners are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payors for our future tests or other products, our ability to generate revenues will be limited. For example, healthcare providers may be reluctant to order our tests or other products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient.

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

Our therapeutics product candidates are subject to a complex set of regulations and rigorous enforcement, including by the FDA, United States Department of Justice ("DOJ"), HHS, and numerous other federal, state, and non-U.S. governmental authorities. To varying degrees, each of these agencies requires us to comply with laws and regulations governing the development, testing, manufacturing, labeling, marketing, and distribution of our product candidates, if approved. As a part of the regulatory process of obtaining marketing authorization for new products and modifications to products, we may conduct and participate in numerous clinical trials with a variety of study designs, patient populations, and trial endpoints. Unfavorable or inconsistent clinical data from existing or future clinical trials or the market’s or FDA’s perception of this clinical data, may adversely impact our ability to obtain product approvals, our position in, and share of, the markets in which we participate, and our business, operating results, and financial condition. We cannot guarantee that we will be able to obtain or maintain marketing authorization for our product candidates and/or enhancements or modifications to products, and the failure to maintain or obtain marketing authorization in the future could have a material and adverse effect on our business, operating results, financial condition.

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our therapeutics pipeline, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

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

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, have asserted and may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our laboratory developed test business, which is no longer in operation. There can be no assurance that we will prevail in the Ravgen matter. For example, in a patent infringement suit filed by Ravgen against another laboratory asserting the same patents, a Texas jury found the laboratory liable for infringement and awarded significant damages.

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

Because the industries in which we operate are particularly litigious, we are susceptible to intellectual property suits that could cause us to incur substantial costs or pay substantial damages or prohibit us from selling our products under development or conducting our business.

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

We employ individuals who were previously employed at other companies in the industries in which we operate, including biotechnology, pharmaceutical or medical device companies. We may be subject to claims that we or our employees, consultants or independent contractors have inadvertently or willfully used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that our employees’ former employers or other third parties have an ownership interest in our patents. Litigation may be necessary to defend against these claims, and if we are unsuccessful, we could be required to pay substantial damages and could lose rights to important intellectual property.

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

For example, on April 4, 2023, we received formal notice from Nasdaq indicating that we no longer satisfy the $50 million in total assets and $50 million in total revenue requirement for continued listing on Nasdaq or the alternative criteria under Nasdaq Listing Rule 5450(b).

While we were successful in regaining compliance with the continued listing requirements of Nasdaq, there can be no assurance that we will be able to maintain compliance in the future with Nasdaq's continued listing requirements. If our stock price does not increase or if we are unable to raise additional funds, and if our market capitalization does not meet the minimum standards, we may not be able to maintain the standards for continued listing on Nasdaq. In the event that we do not maintain compliance with the Nasdaq Listing Rules in the future, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

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

The accounting method for reflecting the underlying shares of our common stock in our reported diluted earnings per share may adversely affect our reported earnings and financial condition. We expect that, under applicable accounting principles, the shares underlying our Convertible Notes will be reflected in our diluted earnings per share using the “if-converted” method. Under that method, diluted earnings per share would generally be calculated assuming that all the Convertible Notes were converted into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive. The application of the if-converted method may further increase our reported diluted loss per share.

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

As of June 30, 2023, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

We previously concluded that there were matters that constituted material weaknesses in our internal control over financial reporting that have since been remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected and corrected on a timely basis. The material weaknesses related to a lack of (i) controls, as related to our historical testing business prior to our Strategic Transformation, designed to reconcile tests performed and recognized as revenue to billed tests and (ii) appropriately designed or effectively operating controls over the proper recording of accounts payable and accrued liabilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1	Form of Warrant (filed with the SEC as Exhibit 10.2 to the registrant's Form 8-K filed on June 14, 2023).

10.1	Fifth Amended and Restated 2018 Equity Incentive Plan (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on June 15, 2023).

10.2	Form of Securities Purchase Agreement (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on June 14, 2023).

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
+	Indicates management contract or compensatory plan.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 14, 2023	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)