Form 10-Q
period 2023-09-30
BIORA THERAPEUTICS, INC.
filed 2023-11-13
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 23,703,672 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

CONDENSED Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$12,569	$30,486
Income tax receivable	818	828
Prepaid expenses and other current assets	3,351	4,199
Current assets of disposal group held for sale	2,509	2,603
Total current assets	19,247	38,116
Property and equipment, net	1,236	1,654
Right-of-use assets	1,834	1,482
Other assets	6,314	6,201
Goodwill	6,072	6,072
Total assets	$34,703	$53,525
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$3,905	$3,606
Accrued expenses and other current liabilities	24,314	16,161
Warrant liabilities	41,325	3,538
Total current liabilities	69,544	23,305
Convertible notes, net of unamortized discount of $2,347 and $4,914 as of September 30, 2023 and December 31, 2022, respectively	80,378	127,811
Other long-term liabilities	3,567	4,696
Total liabilities	$153,489	$155,812
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock – $0.001 par value; 164,000,000 shares authorized; 24,147,645 and 9,098,844 shares issued as of September 30, 2023 and December 31, 2022, respectively; 23,411,013 and 8,928,498 shares outstanding as of September 30, 2023 and December 31, 2022, respectively	21	8
Additional paid-in capital	835,817	743,626
Accumulated deficit	(935,545)	(826,843)
Treasury stock – at cost; 736,632 and 170,346 shares as of September 30, 2023 and December 31, 2022, respectively	(19,079)	(19,078)
Total stockholders' deficit	(118,786)	(102,287)
Total liabilities and stockholders' deficit	$34,703	$53,525

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$80	$4	$291
Operating expenses:
Research and development	10,547	5,820	23,720	18,282
Selling, general and administrative	12,774	8,147	30,083	30,014
Total operating expenses	23,321	13,967	53,803	48,296
Loss from operations	(23,321)	(13,887)	(53,799)	(48,005)
Interest expense, net	(2,592)	(2,773)	(7,975)	(8,305)
Gain on warrant liabilities	4,568	2,044	5,271	15,446
Other (expense) income, net	(52,108)	(100)	(52,194)	4,824
Loss before income taxes	(73,453)	(14,716)	(108,697)	(36,040)
Income tax expense (benefit)	1	158	5	(679)
Loss from continuing operations	(73,454)	(14,874)	(108,702)	(35,361)
Gain from discontinued operations	—	9,760	—	10,926
Net loss	(73,454)	(5,114)	(108,702)	(24,435)
Net loss per share from continuing operations, basic and diluted	$(4.89)	$(1.99)	$(8.54)	$(4.78)
Net gain per share from discontinued operations, basic and diluted	$—	$1.31	$—	$1.48
Net loss per share, basic and diluted	$(4.89)	$(0.68)	$(8.54)	$(3.30)
Weighted average shares outstanding, basic and diluted	15,024,726	7,478,150	12,727,650	7,394,243

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)
Issuance of common stock, net	2,853,109	3	12,521	—	—	—	12,524
Issuance of common stock upon vesting of restricted stock units	146,321	—	(178)	—	(68,938)	—	(178)
Stock-based compensation expense	—	—	2,384	—	—	—	2,384
Net loss	—	—	—	(17,441)	—	—	(17,441)
Balance at March 31, 2023	12,098,274	$11	$758,353	$(844,284)	(239,284)	$(19,078)	$(104,998)
Issuance of common stock, net	1,509,434	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	79,256	—	(90)	—	(26,821)	—	(90)
Stock-based compensation expense	—	—	2,014	—	—	—	2,014
Net loss	—	—	—	(17,807)	—	—	(17,807)
Balance at June 30, 2023	13,686,964	$11	$760,277	$(862,091)	(266,105)	$(19,078)	$(120,881)
Issuance of common stock, net	82,916	—	10	—	—	—	10
Issuance of common stock upon vesting of restricted stock units	1,142,484	1	(1,691)	—	(470,527)	(1)	(1,691)
Issuance of common stock upon conversion of debt, net	9,235,281	9	66,690	—	—	—	66,699
Stock-based compensation expense	—	—	10,531	—	—	—	10,531
Net loss	—	—	—	(73,454)	—	—	(73,454)
Balance at September 30, 2023	24,147,645	$21	$835,817	$(935,545)	(736,632)	$(19,079)	$(118,786)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	7,429,458	$6	$722,782	$(788,686)	(154,569)	$(19,078)	$(84,976)
Issuance of common stock, net	85,213	—	3,626	—	—	—	3,626
Issuance of common stock upon vesting of restricted stock units	11,520	—	(80)	—	(3,723)	—	(80)
Stock-based compensation expense	—	—	2,053	—	—	—	2,053
Net loss	—	—	—	(13,808)	—	—	(13,808)
Balance at March 31, 2022	7,526,191	$6	$728,381	$(802,494)	(158,292)	$(19,078)	$(93,185)
Issuance of common stock, net	69,028	—	1,168	—	—	—	1,168
Issuance of common stock under employee stock purchase plan	5,002	—	89	—	—	—	89
Issuance of common stock upon vesting of restricted stock units	12,667	—	(111)	—	(3,017)	—	(111)
Stock-based compensation expense	—	—	1,446	—	—	—	1,446
Net loss	—	—	—	(5,513)	—	—	(5,513)
Balance at June 30, 2022	7,612,888	$6	$730,973	$(808,007)	(161,309)	$(19,078)	$(96,106)
Issuance of common stock, net	110,293	—	1,659	—	—	—	1,659
Issuance of common stock upon vesting of restricted stock units	2,817	—	(21)	—	(817)	—	(21)
Stock-based compensation expense	—	—	2,139	—	—	—	2,139
Net loss	—	—	—	(5,114)	—	—	(5,114)
Balance at September 30, 2022	7,725,998	$6	$734,750	$(813,121)	(162,126)	$(19,078)	$(97,443)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities:
Net loss	$(108,702)	$(24,435)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	—	(10,926)
Depreciation and amortization	438	749
Stock-based compensation expense	14,929	5,638
Inducement loss on convertible notes	53,198	—
Amortization of debt discount and non-cash interest	1,126	1,052
Loss on disposal of property and equipment	12	520
Impairment of property and equipment	100	545
Gain on investment in Enumera Molecular, Inc.	—	(5,731)
Change in fair value of warrant liabilities	(5,271)	(15,446)
Changes in operating assets and liabilities:
Income tax receivable	10	(828)
Prepaid expenses and other current assets	734	1,441
Accounts payable	287	(6,352)
Accrued expenses and other liabilities	9,963	(56)
Other long-term liabilities	(1,578)	(1,482)
Net cash used in operating activities - continuing operations	(34,754)	(55,311)
Net cash provided by operating activities - discontinued operations	—	1,912
Net cash used in operating activities	(34,754)	(53,399)
Investing Activities:
Purchases of property and equipment	(37)	(720)
Proceeds from sale of property and equipment	11	—
Net cash used in investing activities	(26)	(720)
Financing Activities:
Proceeds from issuance of common stock	13,064	6,453
Proceeds from issuance of common stock warrants	8,000	—
Proceeds from issuance of common stock under employee stock purchase plan	—	89
Payments of offering costs	(471)	—
Payments for financing of insurance premiums	(1,771)	(3,748)
Tax payments to settle restricted stock units	(1,959)	—
Principal payments on capital lease obligations	—	(12)
Net cash provided by financing activities	16,863	2,782
Net decrease in cash, cash equivalents and restricted cash	(17,917)	(51,337)
Cash, cash equivalents and restricted cash at beginning of period	30,486	88,397
Cash, cash equivalents and restricted cash at end of period	$12,569	$37,060

Supplemental disclosure of cash flow information:
Cash paid for interest	$1,196	$4,811
Cash paid for income taxes	$14	$18

Supplemental schedule of non-cash investing and financing activities:
Lease assets obtained in exchange for operating lease liabilities	$1,344	$2,922
Investment in Enumera Molecular Inc. in exchange for assets	$—	$6,000
Conversion of convertible note	$50,000	$—
Issuance of common stock in settlement of accrued expenses	$—	$89
Deferred offering costs in accrued expenses	$59	$—
Purchases of property and equipment in accounts payable	$11	$—

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

On December 29, 2022, the Company filed a certificate of amendment (the "Certificate of Amendment") to its eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of the Company's common stock (the "Reverse Stock Split"). On January 3, 2023, the Company effected the Reverse Stock Split. See Note 2 for additional information.

Liquidity

As of September 30, 2023, the Company had cash and cash equivalents of $7.8 million, restricted cash of $4.8 million and an accumulated deficit of $935.5 million. For the nine months ended September 30, 2023, the Company reported a net loss of $108.7 million and cash used in operating activities of $34.8 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of September 30, 2023, the Company had $80.4 million of convertible senior notes, net ("Convertible Notes") outstanding (see Note 7). While the Company has greatly reduced its cash burn following the Strategic Transformation, management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2023, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2023.

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

Restricted Cash

Restricted cash consists of amounts owed for interest held in an escrow account with a balance of $4.8 million and $0 as of September 30, 2023 and December 31, 2022, respectively.

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

3. Strategic Transformation

Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represented a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows. Additionally, the remaining assets have been reported as assets held for sale in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

The following table presents the combined results of discontinued operations of the Laboratory Operations (in thousands) for the three and nine months ended September 30, 2022. There was no gain or loss from discontinued operations for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2022
Revenues (1)	$9,923	$11,950
Operating expenses:
Selling, general and administrative	163	1,024
Total operating expenses	163	1,024
Net gain from discontinued operations	$9,760	$10,926

(1) Refer to Note 9 for further discussion regarding the partial reversal of a previously-established accrual related to a third-party claim of recoupment during the three months ended September 30, 2022.

The following table presents the carrying amounts of the remaining assets held for sale related to the Laboratory Operations as of September 30, 2023 and December 31, 2022 (in thousands):

	September 30, 2023	December 31, 2022

Current assets of disposal group held for sale
Property and equipment, net	2,509	2,603
Total current assets of disposal group held for sale (2)	$2,509	$2,603

(2) The Company is actively looking to sell the remaining assets of the Laboratory Operations and has classified them as held for sale and current in the consolidated balance sheets at September 30, 2023 and December 31, 2022, because they are expected to be sold within one year.

On October 6, 2023, the Company entered into a Purchase and Sale Agreement to sell the building located in Ann Arbor, Michigan included in current assets held for sale. The transaction closed in October 2023 and the Company received gross proceeds of $2.8 million, incurred closing expenses of $0.2 million and recorded a gain of $0.3 million upon closing.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company concluded, based on a technical evaluation of the facts, that Enumera is not a variable interest entity. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. No impairment was recorded as of September 30, 2023 or December 31, 2022.

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

In June 2023, the Company entered into a purchase and license agreement with a diagnostics company pursuant to which the Company sold certain assets and licensed intellectual property related to preeclampsia for research and development (the “Preeclampsia Agreement”). Under the terms of the Preeclampsia Agreement, the Company received a one-time payment for the sale of assets, including rights to certain antibody sequences during the three months ended September 30, 2023 and recorded $1.5 million of other income.

In May 2023, the Company entered into a professional services agreement with an affiliate of Enumera, a related party. Pursuant to the agreement, the affiliate will assist in selling legacy assets. The Company incurred $0.4 million in other expenses in connection with the agreement.

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

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $0.1 million and $2.0 million of revenue for the three and nine months ended September 30, 2022, respectively. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 9.

5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$3,179	$3,634
Other current assets	172	565
Total	$3,351	$4,199

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Computers and software	$1,396	$2,715
Building and leasehold improvements	803	750
Laboratory equipment	565	958
Furniture, fixtures, and office equipment	871	1,138
Construction in progress	5	92
Total property and equipment	3,640	5,653
Less accumulated depreciation and amortization	(2,404)	(3,999)
Property and equipment, net	$1,236	$1,654

Depreciation expense was $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively, and $0.2 million and $0.7 million for the three and nine months ended September 30, 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Investment in Enumera	$6,000	$6,000
Other	314	201
Total	$6,314	$6,201

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accrual for reimbursement claims and settlements, current (1)	$8,287	$8,372
Commissions and bonuses	2,037	1,433
Vacation and payroll benefits	1,326	1,724
Accrued professional services	711	307
Accrued interest	6,842	890
Lease liabilities, current	962	893
Insurance financing	959	445
Contract liabilities	42	47
Other (2)	3,148	2,050
Total	$24,314	$16,161

(1) Revenues related to Laboratory Operations have all been discontinued; amounts related to the revenue reserve generated from the Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Lease liabilities, net of current portion	1,051	601
Other (1)	2,516	4,095
Total	$3,567	$4,696

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

There were no significant transfers between these fair value measurement classifications during the nine months ended September 30, 2023 and 2022.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
September 30, 2023
Warrant liabilities	$—	$—	$41,325

December 31, 2022
Money market funds (1)	$5	$—	$—
Warrant liabilities	$—	$—	$3,538

(1) Included in cash, cash equivalents and restricted cash in the accompanying condensed consolidated balance sheets.

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from equity financings (see Note 10) and the Convertible Note exchange (see Note 7). The Company uses the Black-Scholes Model to value the warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At September 30, 2023 and December 31, 2022, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	September 30, 2023	December 31, 2022
Risk-free interest rate	4.6% - 4.8%	4.0%
Expected volatility	96.5% - 99.4%	106.2% - 107.1%
Stock price	$2.17	$3.30
Expected life (years)	2.7 - 4.6	3.6 - 5.4

A summary of the changes in the warrant liabilities is presented below (in thousands):

Balance at December 31, 2022	$3,538
Recognition of new warrant liabilities	44,439
Change in fair value of warrant liabilities	(6,652)
Balance at September 30, 2023	$41,325

The carrying value of the Company’s Convertible Notes does not approximate its fair value because the carrying value of the Convertible Notes reflects the balance of unamortized discount related to the derivative liability associated with the value of the conversion feature assessed at inception. The carrying value of the Company’s Convertible Notes, net of discount, was $80.4 million and $127.8 million at September 30, 2023 and December 31, 2022, respectively. Based on unadjusted quoted prices in active market obtained from third-party pricing services, the Company determined the fair value of the Convertible Notes was $45.7 million and $71.8 million as of September 30, 2023 and December 31, 2022, respectively.

7. Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (“Indenture”). The Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The outstanding principal amount of Convertible Notes was $82.7 million and $132.7 as of September 30, 2023 and December 31, 2022, respectively. The Company recognized interest expense on the Convertible Notes of $2.3 million and $7.1 million for the three and nine months ended September 30, 2023, respectively, and $2.4 million and $7.2 million for the three and nine months ended September 30, 2022, respectively.

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

The Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Convertible Notes (which, in the case of a default in the payment of interest on the Convertible Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (iv) a default by the Company in its other obligations or agreements under the Indenture or the Convertible Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (v) certain defaults by the Company or any of its subsidiaries with respect to indebtedness for borrowed money of at least $7.5 million; (vi) the rendering of certain judgments against the Company or any of its subsidiaries for the payment of at least $7.5 million, where such judgments are not discharged or stayed within 60 days after the date on which the right to appeal has expired or on which all rights to appeal have been extinguished; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of the Company’s significant subsidiaries. As of both September 30, 2023 and December 31, 2022, the Company was in compliance with all such covenants.

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

In September 2023, certain related party holders of Convertible Notes exchanged an aggregate of $50.0 million principal amount for a combination of 9,235,281 shares of the Company's common stock, 7,399,226 pre-funded warrants at an exercise price of $0.001 per share and warrants to purchase up to 16,634,507 shares of common stock at an exercise price of $3.01 per share. The warrants are exercisable on or after September 18, 2023 until September 18, 2026 and the pre-funded warrants have no expiration date. The pre-funded warrants and the warrants (together, the "September Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership would exceed 49.9%. As the Convertible Notes were exchanged for an amount over the fair value of shares issuable under the original conversion terms, the Company recorded an inducement loss of $53.2 million, included in other (expense) income, net in the condensed consolidated statements of operations. Pursuant to ASC 815, the Company deemed the September Warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The September Warrants were recorded at a fair value of $35.1 million determined using the Black-Scholes Model. The warrant liability was remeasured at $36.8 million as of September 30, 2023 and the Company recognized a loss on warrant liability in the amount of $1.7 million in the condensed consolidated statements of operations during the three months ended September 30, 2023.

As of September 30, 2023 and December 31, 2022, the unamortized debt discount was $2.3 million and $4.9 million, respectively. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes, resulting in an effective interest rate of approximately 8.7%. The amortization of the Convertible Notes debt discount was $0.4 million and $1.1 million for the three and nine months ended September 30, 2023, respectively, and $0.3 million and $1.0 million for the three and nine months ended September 30, 2022, respectively, and was included in interest expense, net in the condensed consolidated statements of operations.

8. Related Party Transactions

As of September 30, 2023 affiliates of Athyrium Capital Management, LP (“Athyrium”) held 10,929,765 shares, or 46.7%, of the Company's common stock outstanding, 7,399,226 pre-funded warrants and warrants to purchase up to 16,634,507 and 824,136 shares of common stock at exercise prices of $3.01 and $8.22, respectively. As of December 31, 2022, Athyrium held 1,694,484 shares, or 19.0%, respectively, of the Company's common stock outstanding and warrants to purchase up to 824,136 shares of common stock at an exercise price of $8.22.

Athyrium also held $53.5 million and $103.5 million aggregate principal amount of Convertible Notes as of September 30, 2023 and December 31, 2022, respectively. In September 2023, Athyrium exchanged an aggregate of $50.0 million principal amount for a combination of 9,235,281 shares of the Company's common stock, 7,399,226 pre-funded warrants and warrants to purchase up to 16,634,507 shares of common stock at an exercise price of $3.01 (see Note 7). As of September 30, 2023 and December 31, 2022, the accrued interest expense related to the Convertible Notes held by Athyrium was $6.1 million and $0.6 million, respectively. As of September 30, 2023, $4.8 million of the interest owed is being held in an escrow account and is considered restricted cash.

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

In November 2022, the Company entered into a securities purchase agreement with an institutional investor relating to the offering and sale of an aggregate of 800,000 shares of common stock and accompanying warrants to purchase 800,000 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering (see Note 10). Following this transaction, the institutional investor became a related party due to greater than 5% ownership. On January 12,

2023, the Company issued warrants to purchase 90,000 shares of common stock to the institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 securities purchase agreement. As of March 31, 2023 this institutional investor held less than 5% of the Company's outstanding common stock and is no longer considered a related party.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share. In addition, in a concurrent private placement, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock (see Note 10) to the same investors. Following this transaction, the institutional and accredited investors became related parties due to greater than 5% ownership. As of September 30, 2023 the institutional and accredited investors held less than 5% of the Company's outstanding common stock and are no longer considered related parties.

9. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. In August 2023, the Company signed a 36-month lease agreement for office space in Dallas, Texas. Cash paid for operating leases was $0.9 million and $1.2 million for the nine months ended September 30, 2023 and 2022, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease costs	$311	$399	$1,104	$1,135

Supplemental weighted-average information related to operating leases is as follows:

	September 30,
	2023	2022
Weighted-average remaining lease term (years)	2.3	2.2
Weighted-average discount rate	9.7%	7.8%

As of September 30, 2023, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2023 (remaining)	$347
2024	1,019
2025	590
2026	264
2027 and thereafter	18
Total minimum lease payments	2,238
Less: interest	(225)
Present value of lease liabilities	$2,013

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The Company did not make any payments during the nine months ended September 30, 2022. In November 2022, the Company entered into an agreement to extend the deadline for the Company’s payment due on December 31, 2022 to July 15, 2023. In July 2023 the Company made payments of $1.7 million and entered into agreements to extend the deadline for the remaining payments to the following:

•
approximately $2.8 million on or before January 1, 2024; and
•
approximately $2.6 million on or before July 1, 2024.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. As of December 31, 2022, the Company’s accrual consisted of $7.1 million in accrued expenses. As of September 30, 2023, the Company’s accrual consisted of $5.3 million in accrued expenses.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the nine months ended September 30, 2023 and 2022.

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

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the "OAG"), requesting documents and information related to the Company's former genetic testing practices, the Company's former non-invasive prenatal tests ("NIPT"), particularly those with a nexus to California patients. The OAG alleged that the Company violated California Business and Professions Code sections 17200 et seq. and 17500 et seq., in a complaint filed September 12, 2023 in the Superior Court of the State of California (case no. 23CV008397) for injunctive and other relief. The Company and OAG settled the matter via a stipulated entry of Final Judgment and Permanent Injunction that was entered and ordered by the Court on September 25, 2023. Pursuant to the order, the Company paid civil penalties in the total amount of $0.2 million.

Payor Dispute

On November 16, 2020, the Company received a letter from Anthem, Inc. (“Anthem”) informing the Company that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for the Company’s former NIPT and microdeletion tests and secondarily to discontinued legacy billing practices involving the implementation of a new Current Procedure Terminology code for reimbursement for the Company’s former Preparent expanded carrier screening tests. Management disputes this claim of recoupment with Anthem in full, with offsets for amounts owed by Anthem to the Company. Management had previously established an accrual for the estimated probable loss for this matter. During the year ended December 31, 2022, the Company reversed this accrual for a substantial majority portion of the matter in view of applicable statute of limitations and reflected this change in revenue within discontinued operations.

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

PIPE Financings

In February 2021, the Company entered into a securities purchase agreement for a private placement with certain institutional and accredited investors for an aggregate of 174,825 units, representing (i) 174,825 shares of the Company’s common stock and (ii) warrants to purchase up to 174,825 shares of common stock. The warrants are exercisable for cash at an exercise price of $171.50 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance.

In June 2021, the Company entered into a securities purchase agreement for a private placement with certain institutional and accredited investors for an aggregate of 647,773 units, representing (i) 627,773 shares of the Company’s common stock (ii) warrants to purchase up to 647,773 shares of common stock and (iii) pre-funded warrants to purchase up to 20,000 shares of common stock. The warrants are exercisable for cash at an exercise price of $71.00 per share, subject to adjustments as provided under the terms of the warrants. The warrants were immediately exercisable and expire on the fifth anniversary of the date of issuance.

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

Pursuant to ASC 815, the Company deemed the Overallotment Stock Option to meet the scope exception for equity classification, and the warrants and Overallotment Warrant Option to be classified as a liability (collectively, the "Warrant Liability") at fair value initially with subsequent changes in fair value recorded in earnings. The Overallotment Warrant Option was partially exercised in August 2021 for warrants to purchase an aggregate of 77,280 shares of common stock and the remaining Overallotment Warrant Option expired in September 2021. The Warrant Liability was remeasured at September 30, 2022 and the Company recognized a gain on warrant liability in the amount of $15.4 million in the condensed consolidated statements of operations during the nine months ended September 30, 2022. The Warrant Liability was remeasured at $0.5 million as of December 31, 2022. The Warrant Liability was remeasured at $0.2 million at September 30, 2023 and the Company recognized a gain on warrant liability in the amount of $0.4 million in the condensed consolidated statements of operations during the nine months ended September 30, 2023.

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

Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.0 million determined using the Black-Scholes Model. As the total fair value of the warrant liability and common stock exceeds the in-kind payment proceeds of $3.8 million, the Company recorded an extinguishment loss of the $1.6 million excess to other income, net in the consolidated statements of operations. The Company incurred a total of $0.8 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis. The modified warrants are equity classified both before and after the modification and were fair valued as of the date of the amendment, this resulted in an increase in the value of the warrants and an additional $0.9 million was recorded to additional paid in capital on the condensed consolidated balance sheet. The warrant liability was remeasured at $3.0 million as of December 31, 2022. The warrant liability was remeasured at $1.4 million as of September 30, 2023 and the Company recognized a loss on warrant liability in the amount of $1.5 million in the condensed consolidated statements of operations during the nine months ended September 30, 2023.

In January 2023, the Company issued warrants to purchase 90,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 Offering securities purchase agreement. The warrant has an exercise price of $8.22, is exercisable beginning on May 9, 2023 and expires on May 9, 2028. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $0.4 million determined using the Black-Scholes Model. The warrant liability was remeasured at $0.1 million as of September 30, 2023 and the Company recognized a gain on warrant liability in the amount of $0.3 million in the condensed consolidated statements of operations during the nine months ended September 30, 2023.

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

Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $9.0 million determined using the Black-Scholes Model. As the total fair value of the warrant liability exceeds the gross proceeds of $8.0 million, the Company recorded a loss of the $1.0 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations. Accordingly, there were no proceeds allocated to the common stock issued as part of this transaction. The Company incurred a total of $0.7 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis. The warrant liability was remeasured at $2.8 million as of September 30, 2023 and the Company recognized a gain on warrant liability in the amount of $4.0 million in the condensed consolidated statements of operations during the three months ended September 30, 2023.

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents. In connection with the November 2022 Offering, the aggregate price was reduced to $70.0 million. The Company further reduced the aggregate offering price to $12.0 million in connection with the June 2023 Offering. As of October 9, 2023, the aggregate offering price was increased to $37.6 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. The following table provides information on the shares sold under the ATM Sale Agreement for the three and nine months ended September 30, 2023 and 2022.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net proceeds (in millions)	$0.2	$1.8	$12.7	$6.6
Number of shares	82,916	110,293	2,936,025	264,535
Weighted average purchase price	$2.19	$17.09	$4.54	$31.90

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

On June 14, 2023, the Company’s stockholders approved the Fifth Amended and Restated 2018 Equity Incentive Plan ("2018 Fifth Amended Plan"), which includes an increase of 5,500,000 shares of common stock reserved for issuance. As of September 30, 2023, 3,307,228 shares were available for issuance under the 2018 Fifth Amended Plan.

On November 3, 2021, the Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of September 30, 2023, 63,964 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Plan, the 2018 Fourth Amended Plan and the 2021 Inducement Plan during the nine months ended September 30, 2023:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	582,557	$59.89
Options granted	229,800	$3.88
Options exercised	—	$—
Options forfeited/cancelled	(26,446)	$40.86
Options expired	(53,414)	$126.54
Balance at September 30, 2023	732,497	$38.14	8.3	$—
Vested and expected to vest at September 30, 2023	732,497	$38.14	8.3	$—
Vested and exercisable at September 30, 2023	245,870	$69.44	7.4	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2023 and 2022:

Nine Months Ended September 30,
	2023	2022
Risk-free interest rate	3.5% - 4.4%	2.0% - 3.6%
Expected volatility	98.5% - 102.7%	90.7% - 101.3%
Expected dividend yield	—%	—%
Expected life (years)	5.5 - 6.3 years	5.5 - 6.3 years

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2023 and 2022 was $2.88 per option and $19.18 per option, respectively.

Restricted Stock Units

The following table summarizes restricted stock unit ("RSU") activity for the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	278,112	$38.95
Granted	3,703,321	$3.09
Vested	(1,368,060)	$9.63
Forfeited/cancelled	(48,857)	$10.40
Balance at September 30, 2023	2,564,516	$3.35

In August 2023, the Board of Directors approved the acceleration of vesting of all unvested, outstanding RSUs. As a result of this modification, an additional $7.9 million of stock-based compensation expense was recognized during the three months ended September 30, 2023.

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 20,400 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of September 30, 2023, there were 71,450 total shares of common stock reserved for future issuance. The ESPP was suspended on November 6, 2022. All employee payroll withholdings related to the ESPP were either reimbursed or shares were purchased subsequent to the suspension of the program.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development	4,680	826	6,308	1,882
Selling, general and administrative	5,851	1,313	8,621	3,756
Total stock-based compensation expense	$10,531	$2,139	$14,929	$5,638

At September 30, 2023 there was $7.5 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.6 years and $8.1 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.8 years.

12. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. The Company's effective tax rate was 0.0% for both the three and nine months ended September 30, 2023. The Company's effective tax rate was 1.0% and effective tax benefit was 1.9% for the three and nine months ended September 30, 2022, respectively. The change in the effective tax rate from September 30, 2022 to September 30, 2023 relates to prior year federal and state income tax refunds. The Company’s effective tax rate differs from the federal statutory rate of 21% in each period primarily due to the Company’s net loss position and valuation allowance. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

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

13. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	September 30, 2023	September 30, 2022
Stock options to purchase common stock	732,497	587,052
Restricted stock units	2,564,516	298,190
Common stock warrants and pre-funded warrants	29,474,198	1,047,353
Common stock issuable upon conversion of Convertible Notes	1,011,926	1,623,546
Total	33,783,137	3,556,141

14. Subsequent Events

On October 10, 2023, the Company issued a warrant to purchase up to 1,000,000 shares of the Company's common stock, with an exercise price of $1.93 per share, to an accredited investor in a private placement transaction. The warrant is exercisable six months following the date of issuance. The investor may from time to time agree to acquire, and the Company may agree to sell, up to an aggregate of $1.9 million of common stock any time prior to January 31, 2024. The warrant will vest in proportion to issuances described in the preceding sentence. Neither the investor nor the Company has any obligation to agree to or consummate any such issuances.

On October 12, 2023, the Company issued a warrant to purchase up to 4,278,074 shares of the Company's common stock, with an exercise price of $1.87 per share, to an accredited investor in a private placement transaction. The warrant is exercisable six months following the date of issuance. The investor may from time to time agree to acquire, and the Company may agree to sell, up to an aggregate of $8.0 million of common stock any time prior to January 31, 2024. The warrant will vest in proportion to issuances described in the preceding sentence. Neither the investor nor the Company has any obligation to agree to or consummate any such issuances.

From October 1, 2023 through November 7, 2023, the Company received net proceeds of $1.2 million, after deducting commissions and other offering expenses, from the sale of 750,350 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $1.69 per share.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communications, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the legal matters described in Note 9, "Commitments and Contingencies."

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our credit and security agreement, lease agreements and interest income earned from our cash and cash equivalents.

Gain on Warrant Liabilities

Gain on warrant liabilities consists of changes in the fair value of our liability-classified warrants to purchase common stock.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of inducement loss on our Convertible Notes, impairment of property and equipment, and loss on disposals of property and equipment.

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

Results of Operations.

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Statement of Operations Data:	(unaudited)			(unaudited)
Revenues	$—	$80	$(80)	$4	$291	$(287)
Operating expenses:
Research and development	10,547	5,820	4,727	23,720	18,282	5,438
Selling, general and administrative	12,774	8,147	4,627	30,083	30,014	69
Total operating expenses	23,321	13,967	9,354	53,803	48,296	5,507
Loss from operations	(23,321)	(13,887)	(9,434)	(53,799)	(48,005)	(5,794)
Interest expense, net	(2,592)	(2,773)	181	(7,975)	(8,305)	330
Gain on warrant liabilities	4,568	2,044	2,524	5,271	15,446	(10,175)
Other (expense) income, net	(52,108)	(100)	(52,008)	(52,194)	4,824	(57,018)
Loss before income taxes	(73,453)	(14,716)	(58,737)	(108,697)	(36,040)	(72,657)
Income tax expense (benefit)	1	158	(157)	5	(679)	684
Loss from continuing operations	(73,454)	(14,874)	(58,580)	(108,702)	(35,361)	(73,341)
Gain from discontinued operations	—	9,760	(9,760)	—	10,926	(10,926)
Net loss	$(73,454)	$(5,114)	$(68,340)	$(108,702)	$(24,435)	$(84,267)

Research and Development Expenses

Research and development expenses increased by $4.7 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in salaries and benefits attributable to the accelerated vesting of unvested RSU awards and an increase in consulting and professional fees. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, research and development expenses increased by $5.4 million, primarily due to an increase in salaries and benefits attributable to the accelerated vesting of unvested restricted stock unit ("RSU") awards, an increase in consulting and professional fees and the cost of supplies, offset by a decrease in facilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $4.6 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an increase in salaries and benefits attributable to the accelerated vesting of unvested RSU awards, an increase in consulting and professional fees, offset by a decrease in business insurance, facilities and software costs. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, selling, general and administrative expenses remained consistent.

Gain on Warrant Liabilities

Gain on warrant liabilities increased by $2.5 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 due to the change in fair value of the warrant liabilities for outstanding warrants. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, gain on warrant liabilities decreased by $10.2 million, due to the change in fair value of the warrant liabilities for outstanding warrants.

Other (Expense) Income, Net

Other (expense) income, net increased by $52.0 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, primarily due to an inducement loss on our Convertible Notes (defined below), offset by an increase in income related to the sale of preeclampsia assets and intellectual property. The change in other (expense) income, net of $57.0 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 is primarily due to an inducement loss on our Convertible Notes and a gain on investment in Enumera Molecular, Inc. ("Enumera") for the nine months ended September 30, 2022 that did not reoccur in 2023, offset by an increase in income related to the sale of preeclampsia assets and intellectual property and a decrease in loss on asset disposal and impairment of property and equipment.

Income Tax Expense (Benefit)

Income tax expense (benefit) decreased by $0.2 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 primarily due to prior year deferred tax expense that did not reoccur in 2023. For the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, income tax expense (benefit) increased by $0.7 million, primarily due to federal and state income tax refunds that did not reoccur in 2023, offset by prior year deferred tax expense that did not reoccur in 2023.

Discontinued Operations

The decrease in gain from discontinued operations for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022 was due to the closure of our Laboratory Operations during 2021. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including our convertible senior notes ("Convertible Notes").

As of September 30, 2023, we had $7.8 million of cash and cash equivalents, restricted cash of $4.8 million and $80.4 million of Convertible Notes, net outstanding. Our accumulated deficit as of September 30, 2023 was $935.5 million. For the nine months ended September 30, 2023, we had a net loss of $108.7 million and cash used in operations of $34.8 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, research and development, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2023, and we will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2023. We therefore intend to raise additional capital through equity offerings, including in "at the market" offerings pursuant to our At Market Issuance Sales Agreement ("ATM Sale Agreement") and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(34,754)	$(53,399)
Cash used in investing activities	(26)	(720)
Cash provided by financing activities	16,863	2,782

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2023 was primarily attributable to a $108.7 million net loss, adjusted for non-cash charges of $64.5 million, primarily driven by a $53.2 million inducement loss, $14.9 million of stock-based compensation expense, $1.1 million of debt discount amortization and non-cash interest, $0.4 million of depreciation and amortization and $0.1 million of property and equipment impairment, partially offset by a $5.3 million change in fair value related to the warrant liability. The net cash inflow from changes in operating assets and liabilities was attributable to a $10.0 million increase in accrued expenses, a $0.7 million decrease in prepaid and other current assets and a $0.3 million increase in accounts payable, offset by a $1.6 million decrease in other long-term liabilities.

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

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was less than $0.1 million. Net cash used in investing activities for the nine months ended September 30, 2022 was attributable to $0.7 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2023 was primarily attributable to $13.1 million in proceeds from the issuance of common stock and $8.0 million in proceeds from the issuance of warrants, partially offset by $2.0 million in tax payments to settle RSUs, $1.8 million in payments for insurance financing and $0.5 million in payments of offering costs. Net cash provided by financing activities during the nine months ended September 30, 2022 was primarily attributable to $6.5 million in net proceeds from the issuance of common stock, partially offset by $3.7 million in payments for insurance financing.

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

During the nine months ended September 30, 2023, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Note 9, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 9 to the condensed consolidated financial statements for the quarter ended September 30, 2023 contained in this Quarterly Report on Form 10-Q.

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

Risk Factor Summary

•
We have incurred losses in the past, expect to incur losses in the future, have limited capital resources as disclosed in this Quarterly Report, and we may not be able to continue operations or achieve or sustain profitability in the future.
•
Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. An adverse judgment and/or significant damage award against us resulting from our pending litigation matters that we are currently defending would negatively impact our financial position and our ability to raise additional capital. We expect to need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
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
•
New third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products.

Risks Related to Our Business and Industry

We have incurred losses in the past, expect to incur losses in the future, have limited capital resources as disclosed in this Quarterly Report, and we may not be able to continue operations or achieve or sustain profitability in the future.

We expect to incur significant costs in connection with the development, approval, and commercialization of our products under development. Even if we succeed in creating such product candidates from these investments, those innovations still may fail to result in commercially successful products.

Other than potential revenues from partnerships similar to those we have entered into in the past, we do not expect to generate significant revenues in the immediate future. We do not expect to generate sufficient revenue to cover our costs for the foreseeable future, including research and development and clinical study expenses related to furthering our product pipeline, and expect to incur losses in the future. We may not generate significant revenue in the future until we are able to achieve commercialization of our product candidates or enter into licensing or collaboration agreements with respect to such product candidates.

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

Given our limited capital resources as disclosed elsewhere in the Quarterly Report, if we are not able to raise additional capital or generate revenue to fund our operations, we may not be able to continue operations or achieve or sustain profitability in the future.

Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. An adverse judgment and/or significant damage award against us resulting from our pending litigation matters that are currently defending would negatively impact our financial position and our ability to raise additional capital. We expect to need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.

We expect to incur significant costs in connection with our operations, including, but not limited to, the research and development, marketing authorization, and/or commercialization of new medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our offerings to date will not be sufficient to fully fund these activities. In addition, as a result of the Strategic Transformation, our revenue has been substantially eliminated. We will need to raise additional funds through public or private equity or debt financings, collaborations, licensing arrangements or sales of assets to continue to fund or expand our operations. Following the Strategic Transformation, we no longer generate revenue from our historical testing business, and we would be dependent on such additional sources of capital, including public or private equity or debt financings, collaborations, licensing arrangements or sales of assets for all of our future capital requirements if we do not achieve commercialization of our product candidates.

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
•
pending and potential litigation and any resulting adverse judgments, damages awards or liabilities, potential payor recoupments of reimbursement amounts as related to our historical testing business, and other contingencies;
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

As of September 30, 2023, we had approximately $80.4 million of Convertible Notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

In the ordinary course of our business, including our now discontinued historical testing business, we collect and store sensitive data, including PHI (such as patient medical records, including test results), and personally identifiable information. We also store business and financial information, intellectual property, research and development information, trade secrets and other proprietary and business critical information, including that of our customers, payors, and collaboration partners. We manage and maintain our data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other service providers, may be vulnerable to attacks by hackers, viruses, disruptions and breaches due to employee error or malfeasance.

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

Disruptions at the FDA, the SEC and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for the review and approval of INDs, which would adversely affect our business. For example, in recent years, including in 2018 and 2019, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

If a prolonged government shutdown occurs, or if global health concerns prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and Israel and surrounding areas) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

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

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, particularly in light of the new presidential administration, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA authorizes the CMS to negotiate Medicare reimbursement rates for certain prescription drug products, which may put limits on prices paid for drugs by government health programs. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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

Risks Related to Our Intellectual Property

New third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products under development.

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Note 9 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our discontinued historical laboratory developed test business, which is no longer in operation. There can be no assurance that we will prevail in the Ravgen matter. For example, in a patent infringement suit filed by Ravgen against another laboratory asserting the same patents, a Texas jury found the laboratory liable for infringement and awarded significant damages.

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

We may be required to file or defend infringement lawsuits and other contentious proceedings, such as inter partes reviews, reexaminations, oppositions, and declaratory judgment actions, to protect our interests, which can be expensive and time-consuming. We cannot assure you that we would prevail over an infringing third party, and we may become subject to counterclaims by such third parties. Our patents may be declared invalid or unenforceable, or narrowed in scope, as a result of such litigation or other proceedings. Some third-party infringers may have substantially greater resources than us and may be able to sustain the costs of complex infringement litigation more effectively than we can. Even if we have valid and enforceable patents, competitors may still choose to offer products that infringe our patents.

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

As of September 30, 2023, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

EXHIBIT NO.	DESCRIPTION

4.1	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the registrant's Form 8-K filed on September 19, 2023).

4.2	Form of September 2023 Warrant (filed with the SEC as Exhibit 4.2 to the registrant's Form 8-K filed on September 19, 2023).

4.3

Amendment No. 4 to Fourth Amended and Restated Investors' Rights Agreement, dated September 18, 2023, by and among Biora Therapeutics, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.3 to the registrant's Form 8-K filed on September 19, 2023).

10.1

Convertible Notes Exchange Agreement for Common Stock and Warrants, dated September 18, 2023, by and among the Company, Athyrium Opportunities III Acquisition LP and Athyrium Opportunities III Co-Invest 1 LP (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on September 19, 2023).

10.2*	Purchase and Sale Agreement, dated October 6, 2023, by and among Biora Therapeutics, Inc. and Lynxdx, Inc.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 13, 2023	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)