Form 10-K
period 2023-12-31
BIORA THERAPEUTICS, INC.
filed 2024-04-01
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on June 30, 2023, was approximately $38,960,310.

The number of shares of registrant’s Common Stock outstanding as of March 20, 2024 was 30,313,428.

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

All share and per share information included in this Annual Report on Form 10-K has been retroactively adjusted to reflect a 1-for-25 reverse stock split effected on January 3, 2023.

TRADEMARKS

Biora TherapeuticsTM, BioJetTM, NaviCapTM, and GItracTM are trademarks of Biora Therapeutics, Inc. Any other brand names or trademarks appearing in this Annual Report on Form 10-K are the property of their respective holders.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K ("Annual Report") contains “forward-looking statements” within the meaning of the federal securities laws, which statements involve substantial risks and uncertainties and are based on estimates and assumptions. All statements, other than statements of historical facts included in this Annual Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, financing needs, plans or intentions relating to products and markets, and business trends and other information referred to under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Business,” are forward-looking statements. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms, and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts, and reflect our current views with respect to future events. Given the significant uncertainties, you should not place undue reliance on these forward-looking statements.

There are a number of risks, uncertainties, and other factors that could cause our actual results to differ materially from the forward-looking statements expressed or implied in this Annual Report. Such risks, uncertainties, and other factors include, among others, the following risks, uncertainties, and factors:

•
our plans and ability to continue operations in view of our limited capital resources as disclosed in this Annual Report and our ability to maintain compliance with the continued listing requirements of the Nasdaq Global Market ("Nasdaq");
•
the beneficial characteristics, safety, efficacy and therapeutic effects of our product candidates;
•
our plans and ability to successfully research, develop and commercialize new products and product candidates;
•
the success, cost and timing of our preclinical and clinical development activities and planned clinical trials;
•
the size and growth potential of the markets for our products under development, and our ability to serve those markets;
•
the rate and degree of market acceptance and clinical utility of our product candidates under development, if approved;
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
•
the outcome of pending legal proceedings;
•
the loss or retirement of key scientific or management personnel;
•
our ability to develop and maintain our corporate infrastructure, including maintaining effective internal controls;
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

Item 1. Business.

Overview

Biora Therapeutics, Inc. is a clinical-stage biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. Our pipeline includes two therapeutic delivery platforms:

•
NaviCapTM Targeted Oral Delivery Platform: Delivery of therapeutics to the site of disease in the gastrointestinal ("GI") tract designed to improve outcomes for patients with inflammatory bowel disease ("IBD"); and
•
BioJetTM Systemic Oral Delivery Platform: Designed to replace injection with needle-free, oral delivery of large molecules for better management of chronic diseases.

Our mission is to reimagine therapeutics and their delivery. By creating innovative smart pills designed for targeted drug delivery to the GI tract and systemic, needle-free delivery of biotherapeutics, we are developing therapies intended to improve patients’ lives. Our therapeutic pipeline is shown below.

PROGRAM	INDICATION	DESIGN/FEASIBILITY	PRECLINICAL	CLINICAL
NAVICAP™ TARGETED DELIVERY	**NaviCap™** Targeted Oral Delivery Platform	--			
	BT-600 NaviCap + tofacitinib*	UC			
	BT-001 NaviCap + adalimumab variant*	UC			
BIOJET™ SYSTEMIC ORAL DELIVERY	**BioJet™** Systemic Oral Delivery Platform	--			
	AstraZeneca Collaboration BioJet + undisclosed drug	Undisclosed			
	Ionis Collaboration BioJet + antisense therapy	Undisclosed			
	Large Pharma 2 Collaboration BioJet + undisclosed drug	Undisclosed			
	Large Pharma 3 Collaboration BioJet + undisclosed drug	Undisclosed			
	PLANNED FOR 2024				
	BT-200 BioJet + GLP-1 receptor agonist*	Demonstration Program			
	BT-002 BioJet + adalimumab variant*	Demonstration Program			

*Biora's own molecules

NaviCap™ Targeted Oral Delivery Platform

Overview

Our NaviCap platform is an ingestible smart capsule designed to deliver drugs to the site of disease in the GI tract to improve treatment of IBD. The NaviCap platform utilizes a novel therapeutic approach that is designed to overcome the limitations of current treatments by maximizing the available dose at the site of disease while reducing systemic toxicity.

Using this platform, we are developing a pipeline of investigational drug-device combinations that utilize an ingestible smart capsule for targeted delivery of therapeutics in the GI tract. We have two programs, BT-600 (NaviCap + tofacitinib) and BT-001 (NaviCap + variant of adalimumab). Both tofacitinib and adalimumab have been approved for the treatment of ulcerative colitis ("UC"), a type of

IBD, but are dose limited by safety concerns at higher doses. Existing research, including research we have generated, suggests that efficacy may be limited by insufficient drug reaching diseased tissue in the colon.

We believe our technology has the potential to:

(1)
achieve sufficient therapeutic amounts of these drugs through local delivery to the site of inflammation in the GI tract, potentially improving outcomes for patients suffering from UC;
(2)
enable administration of lower doses of drug, potentially reducing the severe adverse event profiles seen with some of these therapeutics; and
(3)
enable the use of combination therapy in IBD, by reducing systemic drug exposure and improving safety, in order to target multiple pathways of disease.

Unmet Need

Inflammatory Bowel Disease

IBD is a heterogeneous group of inflammatory disorders of the GI tract, and broadly includes two major disorders: Crohn’s disease and UC. According to the Crohn's & Colitis Foundation ("CCF"), there are approximately 1.6 million Americans affected by IBD. The disease typically has an onset before 30 years of age and is a lifelong illness that can be potentially life-threatening. The immune system, which normally protects the body from external invaders like bacteria and viruses, becomes dysregulated in patients with IBD, causing the immune system to attack the body’s own tissues. Although IBD has no known cause, there is strong evidence that genetics, a dysregulated immune system, the environment and the gut microbiome all play a role initially in causing the disease and then in perpetuating the inflammation.

The goal of medical treatment for all forms of IBD is to reduce the inflammation and induce remission initially with medication, followed by the administration of maintenance medication to prevent a relapse of the disease. We estimate the IBD therapeutics market to be in excess of $15 billion.

Ulcerative Colitis

The CCF estimates that UC affects nearly one million Americans. UC is characterized by inflammation and ulceration of the mucosal lining of the colon. The typical symptoms include diarrhea, bleeding and abdominal pain. In more severe cases, there can be large amounts of blood loss, which can be life-threatening and may require emergency surgery.

Treatment for UC depends on the severity of the disease, complications, and response to previous treatment. Most patients with mild to moderate UC will first be treated with aminosalicylates. For patients with moderate to severe UC who do not respond to aminosalicylates, more potent systemic therapies such as infliximab and adalimumab are used. Despite multiple therapeutics being approved for UC that work through a range of mechanisms, outcomes for these patients remain poor, with few patients achieving long-term remission. Data suggests that only 15 to 30% of patients achieve remission of symptoms after induction with any drug therapy.

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

We believe that current approaches to drug delivery are inadequate to suppress the inflammatory response. In conjunction with our academic collaborators, we presented compelling evidence to support the importance of drug levels in tissue at the 17th Congress of the European Crohn’s and Colitis Organization and at the 34th edition of the Belgian Week of Gastroenterology. Material presented included data from patients with moderate to severe UC taking commercial formulations of tofacitinib. GI tissue biopsies were obtained from these patients, which identified a clear correlation between higher concentrations of drug in the tissue and improved outcomes.

NaviCap Targeted Oral Delivery Device

The NaviCap device is an investigational, clinical-stage, single-use ingestible device that has a drug capacity of up to 500µL with an outer casing made of inert material. The device is approximately the size of a fish-oil capsule and is rounded for ease of swallowing. Once swallowed, the device is designed to autonomously identify specific locations in the GI tract and release a therapeutic dose at a determined location that can act locally in the GI tract, thereby potentially limiting systemic absorption and the associated toxicity effects.

NaviCap device

GItracTM Autonomous Location Technology

The NaviCap device incorporates our GItrac autonomous location technology, which is designed to autonomously identify the ileal/ileocecal region of the GI tract and deliver medication to that region. GItrac is based on a proprietary LED light and photodetector sensor array that detects reflected light within the GI tract and uses a proprietary algorithm to determine anatomical locations of interest, such as the pyloric and ileocecal transition. GItrac differs from other GI tract localization technologies that rely on pH levels and other physiological factors, which are not specific and are highly variable, especially in patients with IBD.

Clinical Device Function Studies

We have conducted four separate clinical device function studies to evaluate the function of the NaviCap device in humans, with approximately 50 study participants receiving over 80 NaviCap devices. The NaviCap device has demonstrated a favorable safety profile and high accuracy rate in identifying entry into the colon in both normal healthy volunteers and in patients with active UC.

PM-601 Device function study in healthy volunteers in a fasted state

We conducted a clinical device function study to evaluate the safety and tolerability of the device as well as the ability to identify entry into the colon and release payload. In the study, 12 normal healthy volunteers were enrolled and administered a single NaviCap device loaded with a radioisotope that can be imaged with sequential gamma scintigraphy. Imaging was correlated with data recovered from the device to confirm time of detection of entry into the colon and release of the radioisotope. The results of the study demonstrated that the device was well tolerated and 10/12 (83%) of devices accurately identified entry into the colon.

PM-602 Device function study in patients with active UC

In this clinical device function study, we evaluated whether the NaviCap device can accurately identify entry to the colon, activate and release a payload in patients with active UC, which presents a challenging environment of inflammation, bleeding and highly variable motility. The NaviCap device was ingested orally, and after localization, released a payload that included radioisotopes. Scintigraphic imaging was used to evaluate device localization and payload delivery to the large intestine. Study results demonstrated that the device was well tolerated and performed as intended in active UC patients. All devices (7/7) accurately identified entry into the colon, triggered release of its liquid payload and achieved distribution across the colon. The scintigraphic images below are taken from a subject in the study. They demonstrate release in the first part of the colon and eventual distribution of the radioisotope to the entire colon. This study was funded in part by the CCF.

PM-611 Device function study in healthy volunteers – fasted and fed

In this clinical device function study, we evaluated whether the NaviCap device is impacted by food, potentially enabling non-fasted administration. Results of the study demonstrated that the NaviCap device was well tolerated and functioned as intended in healthy volunteers using four different fasted/fed dosing schedules. All analyzed devices (39/39) successfully identified entry to the colon in all fasted/fed schedules, and 97.4% of analyzed devices (38/39) activated the payload release function. This study confirmed that the potential effect of food on the function of the NaviCap device is minimal.

BT-603 Device function study in healthy volunteers – fasted state

In this clinical device function study, we evaluated the performance in healthy volunteers of the NaviCap device that we intend to use in a Phase 1 trial using scintigraphic imaging. Results indicated that 94% of devices (15/16) accurately identified entry into the colon, triggered release of its liquid payload, and achieved distribution across the entire colon.

NaviCap Programs

BT-600 Liquid formulation of tofacitinib delivered via NaviCap for the treatment of ulcerative colitis

Our lead program for the NaviCap platform is BT-600 (formerly known as PGN-600). We are developing BT-600 as a drug-device combination product that includes an orally delivered liquid formulation of tofacitinib for the treatment of UC. Tofacitinib is approved for the treatment of UC and is dose-limited based on safety concerns, making it an ideal therapy for targeted delivery.

Clinical Trials

In 2023, we submitted an Investigational New Drug (IND) application for BT-600 to the U.S. Food and Drug Administration ("FDA"), and the FDA cleared our IND application in late 2023. In January 2024, we initiated a Phase 1 trial of BT-600 in healthy volunteers.

The objectives of this Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose clinical trial are to evaluate the safety, pharmacokinetics ("PK") and pharmacodynamics, including effects on colon tissue, of BT-600 when administered orally in healthy adult volunteers. The trial, which is being conducted in the United States, consists of two parts. The first is a single-dose ascending cohort comprised of 24 participants receiving BT-600 with tofacitinib at 5 mg and 10 mg doses or placebo. The second is a multiple-dose ascending cohort comprised of 24 participants receiving BT-600 with tofacitinib at 5 mg and 10 mg doses or placebo.

The clinical trial is currently in progress, and results will be presented upon completion of the trial. The single ascending dose cohort was completed in February 2024, and we shared key results from the interim analysis in the Company's 8-K filed on March 26, 2024. Based on what has been observed preclinically, we anticipate increased colonic tissue drug levels and reduced systemic levels compared with conventional oral tofacitinib. Given the known efficacy of the currently approved doses of tofacitinib, BT-600 has the potential to improve the management of UC in patients.

Preclinical Studies

Our data generated in animal models of colitis demonstrated that tofacitinib delivered directly to the colon can lead to significantly higher colon tissue concentrations than equivalent standard oral doses. We conducted a preclinical study of BT-600 in a canine model comparing seven-day daily administration of 10 mg standard oral tablet formulation of tofacitinib to 10 mg of liquid formulation of tofacitinib delivered via the NaviCap device. We evaluated mean concentration of tofacitinib in tissues at day seven and systemic tofacitinib levels by area under the curve at days one and six.

Results of the study demonstrated that BT-600 was well tolerated with a favorable safety profile and that when tofacitinib was delivered to the colon, drug levels in blood were reduced compared to oral tofacitinib tablets. In addition, tissue drug levels were at least 25 times higher along the length of the colon compared to oral tofacitinib tablets. We believe these results indicate that BT-600 has the potential to increase local tissue concentrations of tofacitinib while reducing systemic drug levels, which could lead to a safer and more efficacious treatment.

To support our IND filing for BT-600, we subsequently completed a 14-day preclinical toxicology study of BT-600 in a canine model comparing 14-day daily administration of 10 mg of liquid formulation of tofacitinib delivered via NaviCap (BT-600) versus placebo delivered via NaviCap. Over 600 devices were administered and no safety signals were observed.

BT-001 Liquid formulation of Anti-TNF-alpha monoclonal antibody delivered via NaviCap for the treatment of ulcerative colitis

We are developing BT-001 (formerly known as PGN-001) as an orally delivered variant of adalimumab for the treatment of UC. Multiple anti-TNF-alpha targeting therapies have been approved for UC, but data suggests patients may not have enough drug in the tissue to engage the target, TNF-alpha, and reduce inflammation. We have conducted a series of preclinical studies demonstrating the potential of locally delivered anti-TNF-alpha antibodies to reduce disease burden in UC models.

We conducted a study in an adoptive T cell transfer model of colitis in mice and compared an anti-TNF-alpha delivered by intraperitoneal ("IP") injection every three days to daily delivery directly to the colon by intracecal ("IC") catheter. We also compared treatment naïve animals and vehicle controls. Treatment duration was 42 days and, at day 42, blood and tissues were collected for bioanalysis of inflammatory cytokines and tissues were fixed for histopathologic analysis. The results are presented in the graphs below.

Results of the study demonstrate significant reduction in mean concentration of inflammatory cytokines in groups treated with anti-TNF-alpha by IC or IP route when compared with vehicle control (IP and IC) in colon tissue. Targeted IC anti-TNFα treatment showed a significant improvement in mean histopathologic score when compared with the vehicle controls (IP and IC) groups in proximal and distal colon tissues, indicating that anti-TNF-alpha treatment was generally more effective in this group. Targeted IC anti-TNF-alpha treatment showed the greatest magnitude of lymphocyte reductions when compared with vehicle control groups. We believe this study supports the potential efficacy of locally delivered anti-TNF-alpha antibodies and BT-001.

BT-001 is currently in preclinical-stage development with an anti-TNF-alpha antibody formulation that we have developed and scaled to Good Manufacturing Practice ("GMP")-grade material.

BioJet Systemic Oral Delivery Platform

The BioJet systemic oral delivery platform is a novel platform for needle-free delivery of therapeutics that would otherwise require injection. Biora’s novel approach to oral delivery of large molecules uses an ingestible capsule designed for needle-free, liquid jet injection of a liquid drug formulation into the tissue of the small intestine where it can be absorbed systemically.

The BioJet platform includes drug-device combination programs designed to achieve systemic bioavailability and replace injection for better management of chronic diseases. This technology has the potential to deliver a range of molecules, including proteins, peptides, and nucleic acids.

We believe oral, systemic delivery of large molecules has the potential to:

(1)
improve patient convenience and therefore patient compliance through the more desirable oral route of administration, thus improving healthcare outcomes;
(2)
improve drug efficacy and safety through more frequent administration of lower doses, compared to current weekly or monthly injection regimens; and
(3)
help biotherapeutics become more competitive with small molecules, expanding the market for these drugs across a range of chronic use indications.

Unmet Need

Over the past two decades, biologic drugs have become the standard of care for a variety of diseases, including rheumatoid arthritis, psoriasis, diabetes, obesity, Crohn’s disease, UC and a range of cancers. To reduce injections, many biologics have been developed for less frequent dosing, such as weekly or monthly injections; however, this means larger amounts of the drug are in circulation, which can lead to safety concerns. This also means that before the next dose, drug levels can drop lower than desired, potentially impacting efficacy. An ideal dosing regimen may be a more frequent dosing schedule, such as daily, to maintain drug levels within a smaller window that is optimal for safety and efficacy.

There is also significant aversion to injections among patients, with approximately 20% of adults affected by fear of needles and overall strong patient and physician preference for oral delivery of therapies as compared to injections. This aversion to painful injections affects compliance with therapy, which in turn impacts patient outcomes. For example, diabetes patients initiating treatment with an injectable glucagon-like-peptide 1 ("GLP-1") agonist reported 71% higher discontinuation rate as compared to those starting oral therapy and 42% of patients failed to maintain treatment due to injection concerns.

To date, efforts to deliver biologics orally have seen limited success. The primary mechanism has been chemical agents formulated with drugs that facilitate passage from the gut lumen into the GI tissue. These approaches achieve limited bioavailability, with less than 1% achieved in commercial products.

The BioJet Systemic Oral Delivery Device

The BioJet platform uses an ingestible device designed to transit through the digestive system and activate in the small intestine, where liquid jets deliver drug directly into small intestinal tissue for uptake into systemic circulation.

The BioJet device is a mechanical device that is designed for economical production at scale. The device is approximately the size of a multivitamin and is shaped like a standard capsule for ease of swallowing. It is made of an inert, biocompatible material with a liquid reservoir that can hold 300-400µL with low retained volume (less than 10µL), which protects the drug from stomach acids and proteolytic enzymes. The large payload provides the ability to dose in multi-milligram concentrations, and the use of liquid formulation reduces or eliminates the need for reformulation, making the platform broadly applicable to a wide range of molecules.

Upon reaching the small intestine, an enteric trigger degrades, activating the liquid jet formation and delivery. The device uses liquid jet delivery to deliver the liquid drug into the submucosal layer of the small intestine, where it can be rapidly taken up into systemic circulation.

BioJet Systemic Oral Delivery Device

Preclinical Model Selection for Translational Research

We utilize two different animal models for translational research with the BioJet platform: canine and swine.

Although the canine is a preferred model for oral therapeutic evaluation, anatomical differences between the canine and human small intestine make the canine model suboptimal for the evaluation of liquid jet injection to the small intestine (e.g., determining drug bioavailability). Instead, due to the canine's similar GI transit and motility to human, its consistent and controllable gastric emptying, and the ease of oral dosing, the canine model is used specifically for evaluation of safety and oral delivery functionality, including consistency and repeatability.

A swine model was chosen to better represent the PK properties of submucosal injection in humans, due to its similar anatomical and histological features in the small intestine. The anatomy of the swine stomach requires endoscopic placement of the device, which, once released, can naturally transit, autonomously trigger and deploy.

Our preclinical model selection is depicted in the diagram below.

PROOF OF MECHANISM
PERFORMANCE
Endoscopic Placement
Swine model
REPEATABILITY
SAFETY
Oral Delivery
Canine model

Preclinical Device Function Studies

In 2022, we conducted a preclinical study to evaluate the performance and assess the autonomous trigger function of the BioJet device in a canine model, which was presented as a poster at the Parenteral Drug Association Universe of Pre-Filled Syringes and Injection Devices Conference in October 2022. The study was a single-dose study evaluating safety and tolerability of the device in addition to the ability of the device to autonomously actuate in the small intestine. We evaluated device function by loading BioJet devices with a contrast agent (iohexal) and sequentially imaged post-administration as the device transited through the body to show device deployment time and location in the intestine.

This study demonstrated that the BioJet device can reliably deploy in the small intestine, which supports oral administration of the device. The images below are taken from the study and show the contrast agent inside the capsule in the stomach and after deployment in the small intestine.

Research Collaborations

Our strategy is to partner with third parties to leverage their drug candidates and resources to help make the BioJet platform a leader in the oral delivery of biotherapeutics. We are currently engaged in multiple ongoing research collaborations with pharmaceutical companies. As we advance development of the BioJet platform, we intend to expand our existing collaborations and pursue additional partnership opportunities with pharmaceutical companies.

AstraZeneca

We have an ongoing research collaboration with AstraZeneca, which was previously referred to as “Large Pharma 1.” In January 2024, we announced that the BioJet platform met key performance milestones as part this research collaboration using AstraZeneca’s undisclosed molecule. In a preclinical study, we assessed the bioavailability of the molecule when delivered via the BioJet platform in a porcine model, with comparison to subcutaneous administration. BioJet devices were administered endoscopically, which is typical in a porcine model, and released for autonomous actuation. The results met performance targets set by us and our collaborator of (i) greater than 25% bioavailability compared to subcutaneous delivery and (ii) less than 50% coefficient of variation.

Ionis Pharmaceuticals

We have been conducting preclinical research under a research collaboration agreement that provides funding to test the BioJet platform’s ability to deliver antisense oligonucleotides. A key interest with this molecule type is the ability to demonstrate the potential of the BioJet platform to achieve uptake of large molecules into the liver. Many disease targets reside in the liver, and it is a key area of focus for RNA-based therapeutics, which include antisense oligonucelotides as well as siRNA-based therapeutics. These large molecules must typically be delivered via intravenous ("IV") or subcutaneous injection; however, the majority of the drug is metabolized before reaching the liver.

The BioJet platform uses liquid jet injection into the small intestine, which is an optimal delivery pathway to the liver, via the hepatic portal system. Results of this research, which have not been released, indicate the BioJet platform’s potential to provide a unique advantage for liver-targeted, oral delivery of large molecules.

Other Research Collaborations

We also have research collaborations with two other undisclosed large pharmaceutical companies. We refer to these collaborators as Large Pharma 2 and Large Pharma 3. These research collaborations provide funding to test the BioJet platform’s ability to achieve bioavailability through oral delivery of the collaborators’ molecules via liquid jet delivery to the small intestine in animal models.

Demonstration Programs

We have two demonstration drug-device combination programs for the BioJet platform, BT-200 (GLP-1 receptor agonist) and BT-002 (adalimumab variant).

BT-200: Liquid formulation of a GLP-1 receptor agonist delivered via BioJet for the treatment of type 2 diabetes

We are developing BT-200 (formerly PGN-OB2) as a combination product of a GLP-1 receptor agonist and the BioJet device for the treatment of type 2 diabetes. GLP-1 receptor agonists stimulate insulin secretion and suppress glucagon release. We believe oral GLP-1 receptor agonists will be preferred by patients to injectables, resulting in a significant market opportunity.

In October 2023, we presented data at the European Association for the Study of Diabetes from three preclinical studies to assess the bioavailability of semaglutide when delivered via liquid jet technology in a porcine model. Semaglutide is a GLP-1 receptor agonist currently used to treat type 2 diabetes and for weight management via subcutaneous injection or taken orally. The studies included single, approximately 1 mg doses of semaglutide in a liquid formulation delivered via the BioJet device. Devices were administered endoscopically, and then released for autonomous activation. Blood sampling was performed from zero to 240 hours post-dose, with comparison to a control animal with drug administered intravenously.

Across the three studies, 96% of animals showed semaglutide in systemic circulation at clinically relevant levels for up to ten days following administration. Among the 22 animals dosed with semaglutide, oral bioavailability averaged 20.5% ± 15.3%, compared to IV control.

The PK data obtained across the three studies (PSS3, PSS4, and PSS5) is shown compared to IV administration in the graph below.

BT-002: Liquid formulation of adalimumab delivered via BioJet for the treatment of autoimmune conditions

We are developing BT-002 (formerly PGN-OB1) as a combination product of a variant of adalimumab and the BioJet device for the treatment of inflammatory conditions. Adalimumab is approved for a range of inflammatory disorders and generated over $18 billion in 2022 in annual sales, making it the best-selling drug globally. We estimate the market for monoclonal antibodies to be over $100 billion alone. An oral variant of adalimumab may represent a significant market opportunity due to the many patients who would like to avoid painful injections. BT-002 is currently in preclinical development with a liquid formulation of adalimumab that we have developed and scaled to GMP-grade material.

In February 2023, we announced preliminary results from a preclinical study for the BT-002 program, which assessed the bioavailability of a variant of adalimumab when delivered via BioJet liquid jet injection technology in a porcine model. Using the BioJet device, a single dose of 56 mg of a variant of adalimumab (a dose similar to those of subcutaneously administered monoclonal antibodies) was administered to a total of nine animals. The device was administered and activated endoscopically. Following administration, drug was detected in the blood in all animals with an average bioavailability of 51.3% and variability similar to that observed by others with subcutaneous injection. These results demonstrate the potential of our liquid jet delivery technology to perform comparably to subcutaneous injection.

The PK data obtained with BT-002 is illustrated in the graph below.

GI Sampling and Diagnostics

We have previously developed two additional ingestible devices focused on GI sampling and diagnostics. These platforms use our GItracTM autonomous location technology, which is also part of the NaviCap platform, which is designed to autonomously identify key regions of the GI tract. GItrac is based on a proprietary LED light and photodetector sensor array that detects reflected light within the GI tract and uses a proprietary algorithm to determine anatomical locations of interest, such as the pyloric and ileocecal transition.

Our Recoverable Sampling System ("RSS") platform is an ingestible capsule designed to autonomously identify locations in the GI tract and collect and preserve a sample for analysis. This platform, if successfully developed, has the potential to analyze and characterize the GI tract. We have previously demonstrated the ability of the RSS to collect and preserve microbiome samples from within the GI tract of normal healthy volunteers.

Our PIL Dx platform is an ingestible capsule designed to sample, measure, and transmit results. This platform has the potential for on-board fluorescent assays measuring bacteria, proteins, and drugs, plus additional detection modalities. If successfully developed, the PIL Dx could address unmet healthcare needs by more precisely identifying and diagnosing chronic GI diseases like small intestinal bacterial overgrowth, IBD and non-alcoholic fatty liver disease.

The RSS and PIL Dx platforms are not in active development, but we may develop them in the future.

Competition

The biotechnology and pharmaceutical industries are characterized by rapid technological advancement, intense competition and a strong emphasis on intellectual property and proprietary products.

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

NaviCap Platform Competition

The current IBD market is both established and mature, comprised of a range of therapeutic agents, including branded and generic small molecules, biologics and biosimilars, and involving multiple mechanisms of action as well as routes of administration. Although we believe our technology platform will provide us with a competitive advantage in its ability to enable targeted delivery of therapeutic agents via oral administration, we will face competition from several companies whose current research and development ("R&D") efforts will likely result in the emergence of newer pharmaceuticals touting oral administration, more convenient dosing frequency, novel mechanisms of action, and improved safety profiles and drug availability. We believe that the majority of competition will come from those companies marketing or developing biologics and small molecule therapeutics, including, but not limited to, AbbVie, Eli Lilly, Galapagos, Gilead, J&J, Pfizer, Protagonist, Roche, Takeda, and UCB.

BioJet Platform Therapeutics Competition

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

Our strengths include:

•
Breadth and depth of R&D capabilities driving breakthrough innovation. We have built an in-house, first-class R&D organization capable of harnessing and translating novel technologies into innovative platforms and product solutions as we strive to remain at the forefront of patient needs. Our technical expertise along the product development spectrum includes medical device, therapeutics and diagnostic expertise, which enables us to leverage existing knowledge to solve new challenges. Our R&D team is comprised of over 35 full-time, experienced drug developers, engineers, researchers, manufacturers and innovators working to create solutions to improve patient outcomes. In addition to our full-time staff, our team is augmented by contract researchers, manufacturers, and consultants.
•
Drug-device combination platforms targeting large, underserved markets. We are developing multiple therapeutics with a platform approach based on innovative drug-device combinations, which could represent a paradigm shift from existing therapeutics approaches. We believe these platforms have the potential to address significant unmet medical needs.
•
Comprehensive intellectual property portfolio. We hold the rights to over 300 issued patents and pending patent applications that include claims that are directed to a range of therapeutic and device methods, systems, and compositions surrounding our suite of current and future products. In addition, we believe that our trade secrets and know-how provide additional barriers to entry to potential competitors.
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

Our Strategy

Our vision is to build upon our expertise and core competencies to transform biotherapeutic use and delivery. To realize our vision, we intend to:

•
Focus on developing products that address the most critical needs of patients. One of our primary goals as a company is to develop products that have the greatest impact on patients. We focus our R&D efforts on technologies that have the potential to disrupt current treatment paradigms and transform how healthcare is provided, thereby improving patients' lives. We intend to target diseases with large markets and where current treatments have limited efficacy and very high morbidity, such as IBD. In addition to prioritizing diseases with high unmet need, we will seek opportunities to increase market penetration, such as expanding the portion of the population that can be treated, because our targeted therapeutics may have lower systemic toxicity and may provoke lower immunogenicity.
•
Develop and commercialize a disruptive pipeline of drug-device combination products. Leveraging our novel technologies and platforms, we are developing drug-device combinations that address the unmet medical needs of patients with GI disorders and beyond. We believe our product candidates, if successfully developed and approved or cleared, could transform patient management. Ultimately, we intend to pursue commercialization of such product candidates ourselves or via strategic partnership.
•
Opportunistic approach to drug candidate selection. Using our platforms, we are developing potentially improved versions of existing drugs with established mechanisms of action. We intend to initially pursue only mature and approved drugs with expiring patents that we believe are biologically suited to address the target disease. We believe this strategy of starting with an approved therapeutic is core to operating in a scalable and capital-efficient manner. By starting with approved drugs with known mechanisms of action, we believe we can efficiently and cost-effectively evaluate opportunities that we believe are the most promising and very quickly discontinue programs that do not meet performance thresholds. We believe this will enable us to create sustainable and scalable platforms for development of multiple drug-device candidates.

•
Leverage our robust R&D capabilities to drive breakthrough innovation. We continually strive to innovate in ways that will allow us to disrupt current treatment paradigms. Through our robust R&D pipeline, we seek to unlock novel approaches in the oral delivery of biotherapeutics. Our drug-device combinations could enable new treatment paradigms in the areas of (1) delivery of therapeutics to the site of disease in the GI tract, which are designed to improve outcomes for patients with IBD, and (2) systemic delivery of biotherapeutics, which are designed to replace injection with needle free, oral capsules.
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

Intellectual Property

The proprietary nature of, and intellectual property protection for, our products, processes, and know-how are important to our business. Our success depends in part on our ability to obtain patent and other legal protection for our products, technology, and trade secrets and know-how, to operate without infringing on the proprietary rights of others, and to prevent others from infringing on our proprietary rights. We rely on a combination of patents, trade secrets, know-how, license agreements, and nondisclosure and other contractual provisions to protect our intellectual property rights. These rights cover our proprietary technologies, processes, databases, information, and materials. We seek and maintain patent protection in the United States and internationally for our approximately 300 issued patents and pending patent applications, while also in-licensing technology, inventions, and improvements that we consider important to the success of our business. In addition to patent protection, we intend to use other means to protect our products, technology, and know-how, including pursuing terms of marketing or data exclusivity for our products, orphan drug status (if applicable) and similar rights that are available under regulatory provisions in certain territories, including the United States and Europe. We also rely on know-how and continuing technological innovation that are protected as trade secrets to develop and maintain our competitive position.

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

Medical Device Regulation

Pursuant to its authority under the Federal Food, Drug and Cosmetic Act (the "FD&C Act"), the FDA has jurisdiction over medical devices, including in-vitro diagnostics devices, and products we are currently developing or may develop in the future. The FDA regulates, among other things, the research, design, development, preclinical and clinical testing, manufacturing, safety, effectiveness, packaging, labeling, storage, recordkeeping, pre-market clearance or approval, adverse event reporting, marketing, promotion, sales, distribution and import and export of medical devices. Unless an exemption applies, each new or significantly modified medical device we seek to commercially distribute in the United States will require either a premarket notification to the FDA requesting permission for commercial distribution under Section 510(k) of the FD&C Act, also referred to as a 510(k) clearance, or FDA approval of a premarket approval application ("PMA"). We are developing certain ingestible product candidates that are subject to the FDA’s premarket review requirements applicable to medical devices.

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

The de novo classification procedure allows a manufacturer whose novel device is automatically classified into Class III to request down-classification of its medical device into Class I or Class II on the basis that the device presents low or moderate risk, rather than requiring the submission and approval of a PMA application. Prior to the enactment of the Food and Drug Administration Safety and Innovation Act of 2012 (the "FDASIA"), a medical device could only be eligible for de novo classification if the manufacturer first submitted a 510(k) premarket notification and received a determination from the FDA that the device was not substantially equivalent. The FDASIA streamlined the de novo classification pathway by permitting manufacturers to request de novo classification directly without first submitting a 510(k) premarket notification to the FDA and receiving a not substantially equivalent determination. Under the FDASIA, the FDA is required to classify the device within 120 days following receipt of the de novo application, though in practice the process may take significantly longer. If the manufacturer seeks reclassification into Class II, the manufacturer must include a draft proposal for Special Controls that are necessary to provide a reasonable assurance of the safety and effectiveness of the medical device. In addition, the FDA may reject the reclassification petition if it identifies a legally marketed predicate device that would be appropriate for a 510(k) or determines that the device is not low to moderate risk or that General Controls would be inadequate to control the risks and Special Controls cannot be developed.

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

If the FDA evaluation of a PMA is favorable, the FDA will issue either an approval letter or an approvable letter. The latter usually contains a number of conditions that must be met in order to secure final approval of the PMA. When and if those conditions have been fulfilled to the satisfaction of the FDA, the agency will issue a PMA approval letter authorizing commercial marketing of the device, subject to the conditions of approval and the limitations established in the approval letter. If the FDA’s evaluation of a PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. The FDA also may determine that additional tests or clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and data are submitted in an amendment to the PMA, or the PMA is withdrawn and resubmitted when the data are available. The PMA process can be expensive, uncertain, and lengthy and a number of devices for which the FDA approval has been sought by other companies have never been approved by the FDA for marketing.

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

Breakthrough Devices and Safer Technologies Programs

The Breakthrough Devices Program is a voluntary program intended to expedite the review, development, assessment and review of certain medical devices that provide for more effective treatment or diagnosis of life-threatening or irreversibly debilitating human diseases or conditions for which no approved or cleared treatment exists or that offer significant advantages over existing approved or cleared alternatives. For Breakthrough Devices, the FDA intends to provide interactive and timely communication with the sponsor during device development and throughout the review process. The FDA also intends to assign staff to be available within a reasonable time to address questions by institutional review committees concerning the conditions and clinical testing expectations applicable to the investigational use of a Breakthrough Device. In addition, all submissions for devices designated as Breakthrough Devices will receive priority review, meaning that the review of the submission is placed at the top of the appropriate review queue and receives additional review resources, as needed.

In January 2021, the FDA released final guidance on the Safer Technologies Program ("STeP"), which is intended for medical devices that treat or diagnose diseases or conditions that are less serious than those eligible for the Breakthrough Devices Program, including non-life-threatening or reasonably reversible conditions. STeP is modeled after the Breakthrough Devices Program and is intended to provide similar benefits, including expedited development and FDA review of submissions, for medical devices and device-led combination products that are likely to offer a safer treatment or diagnosis as compared to currently available alternatives.

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
•
PMA annual reporting requirements;
•
PMA approval or clearance of a 510(k) for certain product modifications;
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

Additionally, manufacturers are subject to unannounced inspections by the FDA to determine compliance with the QSR, which cover the methods and the facilities and controls for the design, manufacture, testing, production, processes, controls, quality assurance, labeling, packaging, distribution, installation and servicing of finished devices intended for human use. The QSR also requires, among other things, maintenance of a device master file, device history file, and complaint files. Manufacturers are subject to periodic scheduled or unscheduled inspections by the FDA. A failure to maintain compliance with the QSR requirements could result in the shut-down of, or restrictions on, manufacturing operations and the recall or seizure of products. The discovery of previously unknown problems with products, including unanticipated adverse events or adverse events of increasing severity or frequency, whether resulting from the use of the device within the scope of its clearance or approval or off-label by a physician in the practice of medicine, could result in restrictions on the device, including the removal of the product from the market or voluntary or mandatory device recalls. In addition, the FDA can issue warning letters or untitled letters, impose injunctions, suspend regulatory clearance or approvals, ban certain medical devices, detain or seize adulterated or misbranded medical devices, order repair, replacement or refund of these devices, and require notification of health professionals and others with regard to medical devices that present unreasonable risks of substantial harm to the public health. The FDA may also initiate action for civil penalties and/or criminal prosecution of such violations.

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

Postmarket Requirements—EU

The regulatory review process varies from country to country and may in some cases require the submission of clinical data. Our international sales will be subject to regulatory requirements in the countries in which our product candidates are sold. In addition, the EU has adopted the EU Medical Device Regulation (EU 2017/745) (the “EU MDR”) which imposes stricter requirements for the marketing and sale of medical devices than in the U.S., including in the area of clinical evaluation requirements, quality systems and post-market surveillance. The transition period provided for in the EU MDR for existing CE certifications issued under the previous Medical Devices Directive will end on May 26, 2024. For certain medical devices, the transition period was extended, ending between December, 31, 2026 and December 31, 2028, depending on the class of the device and the fulfillment of certain additional conditions. (Regulation (EU) 2023/607). Complying with these regulations may require us to incur significant expenditures. Failure to meet these regulatory requirements could adversely impact our business in the EU and other regions that tie their product registrations to the EU requirements.

Drug and Biologics Regulation

Premarket Requirements—U.S.

Drugs and biologics are regulated under the FD&C Act and, for biologics, the Public Health Service Act (“PHSA”). Generally, a new drug may be marketed in the United States only if the FDA has approved a New Drug Application ("NDA") containing substantial evidence that the new drug is safe and effective for its intended use. A new biologic may generally only be marketed in the United States if the FDA has approved a Biologics License Application ("BLA") containing substantial evidence that the biologic is safe, pure, and potent for its intended use. The results of preclinical studies and clinical trials, along with information regarding the manufacturing process, analytical tests conducted on the chemistry of the drug, proposed labeling and other relevant information are submitted to the FDA as part of an NDA/BLA, and FDA review and approval of the NDA/BLA is necessary prior to any commercial marketing or sale of a drug or biologic in the United States.

The process generally required by the FDA before a biologic or drug product candidate may be marketed in the United States involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s Good Laboratory Practice ("GLP") regulations, the Animal Welfare Act, and other laws and regulations, as applicable;
•
submission to the FDA of an IND, which must become effective before human clinical trials may begin and must be updated at least once annually;
•
approval by an IRB or ethics committee at each clinical site before the trial is initiated;
•
manufacture of the proposed drug or biologic candidate in accordance with current good manufacturing practice (“cGMP”);
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

IND Submission

Human clinical trials for drugs or biologics in the United States cannot commence until an IND is submitted and becomes effective. A company must submit preclinical testing results, together with manufacturing information and analytical data, to the FDA as part of the IND, and the FDA must evaluate whether there is an adequate basis for testing the drug in initial clinical studies in human volunteers. The sponsor will also include a protocol detailing, among other things, the objectives of the initial clinical trial, the parameters to be used in monitoring safety, and the effectiveness criteria to be evaluated, if the initial clinical trial lends itself to an efficacy evaluation. Some preclinical testing may continue even after the IND is submitted. An IND will automatically become effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to the proposed clinical studies. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before clinical studies can begin. Once human clinical trials have commenced, the FDA may stop the clinical trials by placing them on partial or full “clinical hold” because of concerns about the safety of the product candidate being tested, or for other reasons.

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

The sponsoring company, the FDA, or the IRB may suspend or terminate a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk. Further, success in early stage clinical trials does not assure success in later-stage clinical trials. Data obtained from clinical activities are not always conclusive and may be subject to alternative interpretations that could delay, limit, or prevent regulatory approval. Additionally, some clinical studies are overseen by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or data monitoring committee. This group provides authorization for whether or not a trial may move forward at designated check points based on access to certain data from the trial. We may also suspend or terminate a clinical study based on safety or efficacy concerns, evolving business objectives and/or competitive climate.

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

A sponsor may choose, but is not required, to conduct a foreign clinical study under an IND. When a foreign clinical study is conducted under an IND, all IND requirements must be met unless waived. When the foreign clinical study is not conducted under an IND, the sponsor must ensure that the study complies with certain FDA regulatory requirements in order to use the study as support for an IND or application for marketing approval or licensure, including that the study was conducted in accordance with GCP, including review and approval by an independent ethics committee and use of proper procedures for obtaining informed consent from subjects, and the FDA is able to validate the data from the study through an onsite inspection if the FDA deems such inspection necessary. The GCP requirements encompass both ethical and data integrity standards for clinical studies.

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

Expedited Development and Review Programs

The FDA has established a number of programs intended to expedite the development and review of products intended to treat serious and life-threatening diseases or conditions. First, the FDA has a Fast Track program that is designed to expedite or facilitate the process for reviewing new drug products intended to treat a serious or life-threatening disease or condition and data demonstrate the potential to address unmet medical needs for the disease or condition. Fast Track designation applies to the product and the specific indication for which it is being studied. For a Fast Track-designated product, the FDA may consider for review sections of the NDA or BLA on a rolling basis before the complete application is submitted.

A product, including a product with a Fast Track designation, may also be eligible for other types of FDA programs intended to expedite development and review, such as priority review and accelerated approval. A product is eligible for priority review if there is evidence that it would be a significant improvement in the treatment, diagnosis, or prevention of a disease compared to marketed products. The FDA will attempt to direct additional resources to the evaluation of an application for a new drug designated for priority review in an effort to facilitate the review. The FDA endeavors to review applications with priority review designations within six months of the filing date as compared to 10 months for review of original BLAs and new molecular entity NDAs under its standard review goals.

In addition, a product may be eligible for accelerated approval. Drug and biologic products intended to treat serious or life-threatening diseases or conditions may be eligible for accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality but that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA may require that a sponsor of a drug receiving accelerated approval perform confirmatory clinical trials after approval. Under the Food and Drug Omnibus Reform Act of 2022, the FDA may require, as appropriate, that such studies be underway prior to approval or within a specific time period after the date of approval for a product granted accelerated approval. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. The FDA also has increased authority for expedited procedures to withdraw approval of a product or indication approved under accelerated approval if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. Fast Track designation, priority review, and accelerated approval do not change the standards for approval but may expedite the development or approval process.

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

Generic Drugs

A generic version of an approved drug is approved by means of an abbreviated new drug application ("ANDA"). An ANDA is a comprehensive submission that contains, among other things, data, and information pertaining to the active pharmaceutical ingredient, drug product formulation, specifications and stability of the generic drug, as well as analytical methods, manufacturing process validation data and quality control procedures. Premarket applications for generic drugs are termed abbreviated because they generally do not include preclinical and clinical data to demonstrate safety and effectiveness. Instead, a generic applicant must demonstrate that its product performs in the same manner as, or is bioequivalent to, the innovator drug, also referred to as a reference listed drug ("RLD"), and is equivalent to the RLD with respect to the active ingredients, the route of administration, the dosage form, quality and performance characteristics, the strength of the drug, and intended use. In certain situations, an applicant may obtain ANDA approval of a generic product with a strength or dosage form that differs from a referenced innovator drug pursuant to the filing and approval of an ANDA suitability petition. The FDA will approve the generic product as suitable for an ANDA if it finds that the generic product does not raise new questions of safety and effectiveness as compared to the innovator product. A product is not eligible for ANDA approval if the FDA determines that it is not bioequivalent to the referenced innovator drug, if it is intended for a different use, or if it is not subject to an approved Suitability Petition. However, such a product might be approved under an NDA, with supportive data from clinical trials.

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

The Biologics Price Competition and Innovation Act

The Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010, (collectively, the "ACA") includes a subtitle called the Biologics Price Competition and Innovation Act (the "BPCIA"), which authorizes the FDA to license a biological product candidate that is biosimilar to or interchangeable with an FDA-licensed biologic through an abbreviated pathway. Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being addressed by the FDA.

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

Additionally, the BPCIA establishes procedures by which the biosimilar applicant provides information about its application and product candidate to the reference product sponsor, and by which information about potentially relevant patents may be shared and litigation over patents may proceed in advance of approval. The timing of final FDA approval of a biosimilar for commercial distribution depends on a variety of factors, including whether the manufacturer of the reference product is entitled to one or more statutory exclusivity periods, during which time the FDA is prohibited from approving any product candidates that are biosimilar to the branded product. The BPCIA also provides a period of exclusivity for the first biosimilar determined by the FDA to be interchangeable with the reference product.At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, as these substitution practices are governed by state pharmacy law.

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

Under the new CTR, a sponsor may submit a single application for approval of a clinical trial through a centralized EU clinical trials portal. One national regulatory authority (the reporting EU Member State proposed by the applicant) will take the lead in validating and evaluating the application consult and coordinate with the other concerned Member States. If an application is rejected, it may be amended and resubmitted through the EU clinical trials portal. If an approval is issued, the sponsor may start the clinical trial in all concerned Member States. However, a concerned EU Member State may in limited circumstances declare an “opt-out” from an approval and prevent the clinical trial from being conducted in such Member State. The CTR also aims to streamline and simplify the rules on safety reporting, and introduces enhanced transparency requirements such as mandatory submission of a summary of the clinical trial results to the EU Database (“CTIS”). The CTR includes a three-year transition period. Member states will work in CTIS immediately after the system has gone live. Since January 31, 2023, submission of initial clinical trial applications via CTIS is mandatory, and by January 31, 2025, all ongoing trials approved under the former Clinical Trials Directive will need to comply with the CTR and must be transitioned to CTIS.

The requirements and process governing the conduct of clinical trials, product licensing, pricing, and reimbursement may vary from country to country. In all cases in EU Member States, for example, the clinical trials must be conducted in accordance with GCP requirements, applicable regulatory requirements, and ethical principles that have their origin in the Declaration of Helsinki. Other EU requirements include regulations concerning marketing authorizations, pricing and reimbursement, patient rights in cross-border healthcare, advertising, and promotion, interactions with physicians, bribery, and corruption.

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

The FDA will determine which center or centers within the FDA will review the product candidate and under what legal authority the product candidate will be reviewed. Depending on how the FDA views the product candidates that are developed, the FDA may have aspects of the product candidate reviewed by the FDA’s Center for Biologics Evaluation and Research, Center for Devices and Radiological Health and Center for Drug Evaluation and Research, though one center will be designated as the center with primary jurisdiction, based on the product candidate’s primary mode of action. The FDA determines the primary mode of action based on the single mode of action that provides the most important therapeutic action of the combination product candidate—the mode of action expected to make the greatest contribution to the overall intended therapeutic effects of the combination product candidate. The review of such combination product candidates is often complex and time consuming, as the FDA may select the combination product candidate to be reviewed and regulated by one or multiple of the FDA centers identified above, which could affect the path to regulatory clearance or approval. Furthermore, the FDA may also require submission of separate applications to multiple centers.

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

The post-market requirements that apply to the cleared or approved product will largely be aligned with the agency center determined to have primary jurisdiction over the product candidate and that provided marketing authorization, but manufacturers must also comply with certain post-market requirements with respect to the constituent parts of combination products. In April 2019, the FDA published a final guidance document entitled Compliance Policy for Combination Product Postmarketing Safety Reporting, which is intended to assist manufacturers of combination products comply with reporting requirements applicable to such products. In December 2019, the FDA issued draft guidance intended to clarify how sponsors of combination products can: establish the scientific relevance of information from another development program to support an application for the FDA approval of a combination product. In December 2020, the FDA issued final guidance on how sponsors of combination products can obtain feedback from the FDA on scientific and regulatory questions pertaining to the combination product. In January 2022, FDA issued a final guidance document on principles for premarket pathways for combination products. FDA has issued, and will continue to issue, guidance documents on the premarket and postmarket regulatory requirements applicable to combination products.

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
•
other record-keeping requirements.

Patent Term Restoration

Some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND or IDE and the submission date of an NDA, BLA, or PMA, plus the time between the submission date and the approval of that application. Only one patent applicable to an approved product is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. Thus, for each approved product, we may apply for restoration of patent term for one of our related owned or licensed patents to add patent life beyond the original expiration date, depending on the expected length of the clinical studies and other factors involved in the filing of the relevant NDA, BLA or PMA.

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

HITECH makes specific HIPAA privacy and security requirements directly applicable to business associates. We are both a covered entity and a business associate of our covered entity customers and collaborators. Under the terms of the business associate agreements into which we have entered, we have certain obligations regarding the use and disclosure of any PHI that may be provided to us, and we could incur significant liability if we do not meet such obligations.

HHS promulgated various requirements under HIPAA with which we must comply. HHS rules define standards for electronic transactions, which establish standards for common healthcare transactions, such as claims information, plan eligibility, payment information, and the use of electronic signatures. We must also follow standards for the privacy of PHI, which limit use and disclosure of most written and oral communications, including those in electronic form, regarding a patient’s past, present or future physical or mental health or condition, healthcare provided to the individual or payment for that healthcare, if the individual may be identified from such information. In addition, HIPAA’s security standards require us to ensure the confidentiality, integrity, and availability of all electronic PHI we create, receive, maintain, or transmit, to protect against reasonably anticipated threats or hazards to the security of such information and to protect such information from unauthorized use or disclosure.

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

Moreover, various state and non-U.S. laws and regulations, such as California's Confidentiality of Medical Information Act, the California Consumer Privacy Act of 2018 (the "CCPA"), as amended by the California Privacy Rights Act of 2020 (the "CPRA"), and the EU General Data Protection Regulation (Regulation (EU) 2016/679) and related implementing laws in individual EU Member States (collectively, the "GDPR"), as well as the United Kingdom version of the GDPR (which combines the GDPR and the United Kingdom's Data Protection Act 2018) may govern the privacy and security of personal information in certain circumstances. Some of these laws and regulations are more stringent than HIPAA, and many differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable (some information may be exempt from most of CCPA/CPRA if, for example, subject to HIPAA or California's Confidentiality of Medical Information Act, or may be jurisdictionally limited), can result in investigations, proceedings, or in the imposition of significant civil and/or criminal penalties, private litigation and injunctive restrictions on data processing. Privacy and security laws, regulations, and other obligations are constantly evolving, and we could be exposed to additional obligations, further complicating compliance efforts.

In addition to applicability of HIPAA or other data privacy laws or regulations, failing to take what the Federal Trade Commission ("FTC") perceives to be appropriate steps to keep consumers’ personal information secure may result in the FTC bringing a claim that a company has engaged in unfair or deceptive acts or practices in or affecting commerce in violation of Section 5(a) of the Federal Trade Commission Act, (the "FTCA"). The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities. Health information is considered sensitive data that merits stronger safeguards. In addition, state consumer protection laws, which may or may not be modeled on the FTCA, may provide state-law causes of action for allegedly unfair or deceptive acts or practices, among other things, including causes of action for alleged data privacy violations.

There has been increased attention to privacy and data protection issues in the EU as well, with the potential to directly affect our business. The GDPR, which went into effect on May 25, 2018, imposes penalties of up to EUR 20 million (approx. $24 million) or 4% of the total worldwide annual turnover of the preceding financial year, whichever is higher. The GDPR increased responsibility and liability in relation to personal data that we process. It also imposes a number of strict obligations and restrictions on the ability to process (processing includes collection, analysis and transfer of) personal data of individuals, in particular with respect to health data from clinical trials and adverse event reporting. The GDPR includes requirements relating to the legal basis of the processing (such as consent of the individuals to whom the personal data relates), the information provided to the individuals prior to processing their personal data, the notification obligations to the national data protection authorities, and the security and confidentiality of the personal data. EU Member States may also impose additional requirements in relation to the health, genetic and biometric data through their national legislation. In addition, the GDPR imposes specific restrictions on the transfer of personal data to countries outside of the EU that are not considered by the European Commission as providing an adequate level of data protection. Appropriate safeguards are required to enable such transfers. Among the appropriate safeguards that can be used, the data exporter may use the standard contractual clauses (“SCCs”). When relying on SCCs, the data exporters are also required to conduct a transfer risk assessment to verify if anything in the law and/or practices of the third country may impinge on the effectiveness of the SCCs in the context of the transfer at stake and, if so, to identify and adopt supplementary measures that are necessary to bring the level of protection of the data transferred to the EU standard of essential equivalence. Where no supplementary measure is suitable, the data exporter should avoid, suspend or terminate the transfer. Regarding data transfers to the United States, the European Commission published an adequacy decision and the new EU-U.S. Data Privacy Framework entered into force on June 10, 2023. However, the adequacy decision only covers data transfers to U.S. companies which are certified under the EU-U.S. Data Privacy Framework.

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

Employees

As of December 31, 2023, we had 58 employees, all of whom were full-time employees. None of our employees are represented by a labor union or covered by a collective bargaining agreement with respect to his or her employment with us. We consider our relationship with our employees to be good.

Matters Related to Discontinued Laboratory Operations

Our historical operations included a licensed Clinical License Improvement Amendment ("CLIA") and College of American Pathologists ("CAP") certified laboratory located in Michigan specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, this core laboratory business was focused on the prenatal carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our prior affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), located in Lubbock and Dallas, Texas, our operations also included anatomic and molecular pathology testing products in the United States.

In June 2021, we announced a strategic transformation ("Strategic Transformation") that included the closure of our genetics lab in Ann Arbor, Michigan and the sale of our affiliated Avero laboratory business in December 2021, together referred to as the Laboratory Operations. We have reported all revenues and expenses associated with our Laboratory Operations as discontinued operations in the consolidated financial statements. See Note 3 to our audited consolidated financial statements for additional information on the Laboratory Operations.

Preeclampsia

We had historically been developing a rule-out test for preeclampsia, branded as the Preecludia™ test, as part of our discontinued Laboratory Operations. In connection with our Strategic Transformation, we deprioritized this project and discontinued further investment in its development. In November 2022, we licensed the Preecludia™ test to Northwest Pathology, doing business as Avero Diagnostics for commercial development in exchange for commercial milestone payments and royalties on net sales.

Single-Molecule Detection

Historically, we also had been developing a novel, single-molecule counting assay, initially for use in noninvasive prenatal testing, but potentially applicable to other known genomic, epigenomic, and proteomic targets, as part of our discontinued Laboratory Operations. In connection with our Strategic Transformation, we deprioritized this project and discontinued further investment in its development. In May 2022, we completed the divesture of the single-molecule detection platform and contributed all assets related to the platform to newly formed Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. We received a minority ownership stake in Enumera in exchange for the assets and subsequently, in March 2024 we sold that minority ownership stake.

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

We received small amounts of revenue in 2022 and 2023 in connection with the reimbursement for tests that were run prior to the closure of our Ann Arbor lab through September 2022.

Discontinued Laboratory Operations Payor Dispute

On November 16, 2020, we received a letter from Anthem, Inc. ("Anthem"), informing us that Anthem was seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem was seeking recoupment were claimed to relate primarily to discontinued legacy billing practices for our former non-invasive prenatal tests ("NIPT") and microdeletion tests and secondarily to the implementation of the new CPT code for reimbursement for our former Preparent expanded carrier screening tests.

We disputed this claim of recoupment with Anthem in full, with offsets for amounts owed by Anthem to us. We had previously established an accrual for the estimated probable loss for this matter. During the year ended December 31, 2022, we reversed this accrual for a portion of the matter, and during the year ended December 31, 2023 for the remainder of the matter, in view of applicable statute of limitations, and have reflected this change in revenues from discontinued operations.

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

Risk Factor Summary

•
We have incurred losses in the past, expect to incur losses in the future, have limited capital resources as disclosed in this Annual Report, and may not be able to continue operations or achieve or sustain profitability in the future.
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
•
We may fail to qualify for continued listing on Nasdaq , which could make it more difficult for our stockholders to sell their shares.

Risks Related to Our Business and Industry

We have incurred losses in the past, expect to incur losses in the future, have limited capital resources as disclosed in this Annual Report, and may not be able to continue operations or achieve or sustain profitability in the future.

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

Since we or any collaborators or licensees may not successfully develop product candidates, obtain required regulatory authorizations, manufacture products at an acceptable cost or with appropriate quality, or successfully market and sell such product candidates with desired margins, our expenses may continue to exceed any revenues we may receive. Our operating expenses also will increase as and if, among other things:

•
our earlier-stage product candidates move into later-stage clinical development, which is generally more expensive than early stage development;
•
additional technologies or products are selected for development;
•
we pursue development of our product candidates for new uses;
•
we increase the number of patents we are prosecuting or otherwise expend additional resources on patent prosecution or defense; or
•
we acquire or in-license additional technologies, product candidates, products, or businesses.

Given our limited capital resources as disclosed elsewhere in the Annual Report, if we are not able to raise additional capital or generate revenue to fund our operations, we may not be able to continue operations or achieve or sustain profitability in the future.

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
•
pending and potential litigation and any resulting adverse judgments, damages, awards or liabilities, potential payor recoupments of reimbursement amounts as related to our historical testing business, and other contingencies;
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

Additional capital, if needed, may not be available on satisfactory terms or at all. Our ability to raise capital in the public capital markets, including through “at the market” offerings pursuant to our At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC (the "ATM Facility"), may be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

Furthermore, any additional capital raised through the sale of equity or equity-linked securities, including through our ATM Facility, will dilute our stockholders’ ownership interests and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, may include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

We maintain our cash at financial institutions, often in balances that exceed federally insured limits. The failure of financial institutions could adversely affect our ability to pay our operational expenses or make other payments.

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

Moreover, we expect that certain of our therapeutics product candidates, including BT-600, BT-001, BT-200, and BT-002, are drug-device combination products that will be regulated under the drug and biological product regulations of the FD&C Act, and PHSA, based on their primary modes of action as drugs and biologics. Third-party manufacturers may not be able to comply with cGMP regulations, applicable to drug-device combination products, including applicable provisions of the FDA’s drug and biologics cGMP regulations, device cGMP requirements embodied in the QSR, or similar regulatory requirements outside the United States.

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

In May 2022, we completed the divesture of our single-molecule detection platform and contributed all assets related to the single-molecule detection platform to newly formed Enumera, which intends to develop and commercialize the platform. We received a minority ownership stake in Enumera in exchange for the assets. It is possible that the value of our equity stake in Enumera will decrease over time, and it is possible that we may never recover any of the costs of the historical R&D investments related to this platform.

Additionally, in November 2022, we announced that we had signed an agreement to license our Preecludia™ rule-out test for preeclampsia to Northwest Pathology, doing business as Avero Diagnostics (“Northwest”) for commercial development in exchange for commercial milestone payments and royalties on net sales. There is no assurance that Northwest will be able to successfully commercialize the test. As a result, there is no assurance that we will receive any payments from the transaction and we may never recover any of the costs of the historical R&D investments related to this program.

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

Additionally, we compete to acquire the intellectual property assets that we require to continue to develop and broaden our product pipeline. In addition to our in-house R&D efforts, we may seek to acquire rights to new intellectual property through corporate acquisitions, asset acquisitions, licensing, and joint venture arrangements. Competitors with greater resources may acquire intellectual property that we seek, and even where we are successful, competition may increase the acquisition price of such intellectual property or prevent us from capitalizing on such acquisitions, licensing opportunities, or joint venture arrangements. If we fail to compete successfully, our growth may be limited.

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

Effective execution of R&D activities and the timely introduction of new products and product candidates to the market are important elements of our business strategy. However, the development of new products and product candidates is complex, costly, and uncertain and requires us to, among other factors, accurately anticipate patients’, clinicians’, and payors’ needs, and emerging technology trends. For more information on our current R&D efforts, see Part I, Item 1. “Business.”

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

The R&D process in our industries generally requires a significant amount of time from the research and design stage through commercialization. The launch of such new products requires the completion of certain clinical development and/or assay validations in a commercial laboratory. This process is conducted in various stages, and each stage presents the risk that we will not achieve our goals and will not be able to complete clinical development for any planned product in a timely manner. Such development and/or validation failures could prevent or significantly delay our ability to obtain FDA clearance or approval as may be necessary or desired or launch any of our planned products and product candidates. At times, it may be necessary for us to abandon a product in which we have invested substantial resources. Without the timely introduction of new product candidates, our future products may become obsolete over time and our competitors may develop products that are more competitive, in which case our business, operating results, and financial condition will be harmed.

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

We seek to develop two therapeutic platforms that use ingestible drug-device combination products. However, medical device and related therapeutic product development is a highly speculative undertaking and involves a substantial degree of uncertainty and we are in the early stages of our development programs. Our therapeutics pipeline has not yet demonstrated an ability to generate revenue or successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields such as ours. Consequently, the ability to accurately assess the future operating results or business prospects of our therapeutics pipeline is significantly more limited than if we had an operating history or approved commercial therapeutics products. Our success in developing commercial products that are based on our therapeutics pipeline will depend on a variety of factors, many of which are beyond our control, including, but not limited to:

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

As of December 31, 2023, we had a face value of approximately $51.1 million of convertible notes outstanding. Certain of our debt agreements contain various restrictive covenants.

The indentures for our Convertible Notes prohibit us and our subsidiaries from incurring additional indebtedness in the future, with certain exceptions. Under the Convertible Notes, we will not, and we will not permit any subsidiary of ours to, create, incur, assume or permit to exist any lien on any property or asset now owned or later acquired by us or any subsidiary that secures any indebtedness for borrowed money, other than (i) secured indebtedness for borrowed money in existence on the date of the Indenture; (ii) permitted refinancing indebtedness incurred in exchange for, or the net proceeds of which are used to renew, refund, refinance, replace, defease or discharge any secured indebtedness for borrowed money permitted by clause (i) of this sentence; and (iii) additional subordinated indebtedness for borrowed money that, in an aggregate principal amount (or accredited value, as applicable), does not exceed $10.0 million at any time outstanding.

Accordingly, we may incur additional indebtedness in the future. Our current indebtedness and the incurrence of additional indebtedness could have significant negative consequences for our stockholders and our business, results of operations and financial condition by, among other things:

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

Certain states have also adopted comparable privacy and security laws and regulations, some of which, such as California's Confidentiality of Medical Information Act, may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners.

In addition, depending on the information at issue, comprehensive state privacy laws may apply as well, such as the CCPA, which went into effect on January 1, 2020 and was amended by the CPRA, which went into effect on January 1, 2023. The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that could increase data breach litigation. The CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Various state data breach laws may require additional notification requirements in the event of a breach, as well, depending on the types of information accessed without authorization.

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

In the ordinary course of our business, including our now discontinued historical testing business, we collect and store sensitive data, including PHI (such as patient medical records, including test results), and personally identifiable information. We also store business and financial information, intellectual property, R&D information, trade secrets and other proprietary and business critical information, including that of our customers, payors, and collaboration partners. We manage and maintain our data utilizing a combination of on-site systems, managed data center systems and cloud-based data center systems. We are highly dependent on information technology networks and systems, including the internet, to securely process, transmit, and store critical information. Although we take measures to protect sensitive information from unauthorized access or disclosure, our information technology and infrastructure, and that of our third-party billing and collections provider and other service providers, may be vulnerable to attacks by hackers, viruses, disruptions and breaches due to employee error or malfeasance.

A security breach or privacy violation that leads to unauthorized access, disclosure or modification of, or prevents access to, personal information, including PHI, could compel us to comply with state and federal breach notification laws, subject us to mandatory corrective action and require us to verify the correctness of database contents. Such a breach or violation also could result in legal claims or proceedings brought by a private party or a governmental authority, liability under laws and regulations that protect the privacy of personal information, such as HIPAA, HITECH, and laws and regulations of various U.S. states and foreign countries, as well as penalties imposed by the Payment Card Industry Security Standards Council for violations of the Payment Card Industry Data Security Standard. If we are unable to prevent such security breaches or privacy violations or implement satisfactory remedial measures, we may suffer loss of reputation, financial loss and civil or criminal fines or other penalties because of lost or misappropriated information. In addition, these breaches and other forms of inappropriate access can be difficult to detect, and any delay in identifying them may lead to increased harm of the type described above.

Unauthorized access, loss or dissemination of information could disrupt our operations, including our ability to process claims and appeals, provide customer assistance services, conduct R&D activities, develop and commercialize products, collect, process and prepare company financial information, provide information about products, and manage the administrative aspects of our business, any of which could damage our reputation and adversely affect our business. Any breach could also result in the compromise of our trade secrets and other proprietary information, which could adversely affect our competitive position.

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

Any failure or perceived failure by us or any third-party collaborators, service providers, contractors or consultants to comply with our privacy, confidentiality, data security or similar obligations, or any data security incidents or other security breaches that result in the accidental, unlawful or unauthorized access to, use of, release of, processing of, or transfer of sensitive information, including personal information, may result in negative publicity, harm to our reputation, governmental investigations, enforcement actions, regulatory fines, litigation or public statements against us, could cause third parties to lose trust in us or could result in claims by third parties, including those that assert that we have breached our privacy, confidentiality, data security or similar obligations, any of which could have a material adverse effect on our reputation, business, financial condition or results of operations. We could be subject to fines and penalties (including civil and criminal) under HIPAA for any failure by us or our business associates to comply with HIPAA’s requirements. Moreover, data security incidents and other security breaches can be difficult to detect, and any delay in identifying them may lead to increased harm. While we have implemented data security measures intended to protect our information, data, information technology systems, applications and infrastructure, there can be no assurance that such measures will successfully prevent service interruptions or data security incidents.

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

We expect to expend substantial management time and effort to enter into relationships with third parties and, if we successfully enter into such relationships, to manage these relationships. In addition, substantial amounts will be paid to third parties in these relationships. However, we cannot control the amount or timing of resources our future contract partners will devote to our R&D programs and products under development, and we cannot guarantee that these parties will fulfill their obligations to us under these arrangements in a timely fashion, if at all. In addition, while we manage the relationships with third parties, we cannot control all of the operations of and protection of intellectual property with respect to such third parties.

We rely on third parties for matters related to the design of our product candidates and for our preclinical research and clinical trials, and those third parties may not perform satisfactorily, including failing to meet deadlines for the completion of such preclinical research and trials.

We rely and expect to continue to rely on third parties, such as engineering firms, CROs, clinical data management organizations, medical institutions, and clinical investigators, to conduct and manage certain aspects of the design, preclinical testing, and clinical trials for our products under development. Our reliance on these third parties for R&D activities reduces our control over these activities but does not relieve us of our responsibilities. For example, we remain responsible for ensuring that each of our clinical trials is conducted in accordance with GCP requirements, the general investigational plan, and the protocols established for such trials.

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

Disruptions at the FDA and other agencies may also slow the time necessary for the review and approval of INDs, which would adversely affect our business. For example, in recent years, the U.S. government shut down several times and certain regulatory agencies, such as the FDA and the SEC, had to furlough critical employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Further, future government shutdowns could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.

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

For example, military conflicts or wars (such as the ongoing conflicts between Russia and Ukraine and among Israel and surrounding areas) can cause exacerbated volatility and disruptions to various aspects of the global economy. The uncertain nature, magnitude, and duration of hostilities stemming from such conflicts, including the potential effects of sanctions and counter-sanctions, or retaliatory cyber-attacks on the world economy and markets, have contributed to increased market volatility and uncertainty, which could have an adverse impact on macroeconomic factors that affect our business and operations, such as worldwide supply chain issues. It is not possible to predict the short and long-term implications of military conflicts or wars or geopolitical tensions which could include further sanctions, uncertainty about economic and political stability, increases in inflation rate and energy prices, cyber-attacks, supply chain challenges and adverse effects on currency exchange rates and financial markets.

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

As of December 31, 2023, we had net operating loss ("NOL") carryforwards of approximately $500.3 million for federal income tax purposes, and $218.6 million for state income tax purposes. The federal NOLs will be carried forward indefinitely and the state NOLs begin expiring in 2028. Utilization of these NOLs depends on many factors, including our future income, which cannot be assured. Some of these NOLs could expire unused and be unavailable to offset our future income tax liabilities. In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the "Code"), and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage point change, by value, in its equity ownership by 5% stockholders over a rolling three-year period, the corporation’s ability to use its pre-change NOLs and other pre-change tax attributes to offset its post-change income may be limited. If we determine that an ownership change has occurred and our ability to use our historical NOLs is materially limited, it could harm our future operating results by effectively increasing our future tax obligations. In addition, under the TCJA, federal NOLs incurred in 2018 and in future years may be carried forward indefinitely but generally may not be carried back and the deductibility of such NOLs is limited to 80% of taxable income.

Reimbursement Risks Related to Our Historical Testing Business

Billing disputes with third-party payors may decrease realized revenue and may lead to requests for recoupment of past amounts paid.

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 9 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding current recoupment requests). We continue to receive recoupment requests and we expect these disputes and requests for recoupment may continue for a period of time in the future. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Reimbursement—Commercial Third-Party Payors.” Additionally, the ACA, enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the healthcare enforcement authorities of Office of Inspector General of the Department of Health and Human Services ("OIG"). Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

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

We may be unable to obtain or maintain third-party payor coverage and reimbursement for our future products.

Our future success will depend on our or our potential partners' ability to obtain or maintain adequate reimbursement coverage from third-party payors. Third-party reimbursement for our testing historically represented a significant portion of our revenues, and we expect third-party payors such as third-party commercial payors and government healthcare programs to be a source of revenue in the future. It is to be determined whether and to what extent certain of our products under development will be covered or reimbursed. If we or our potential partners are unable to obtain or maintain coverage or adequate reimbursement from, or achieve in-network status with, third-party payors for our future products, our ability to generate revenues will be limited. For example, healthcare providers may be reluctant to prescribe our products due to the potential of a substantial cost to the patient if coverage or reimbursement is unavailable or insufficient.

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

We may develop new medical devices in connection with our therapeutics pipeline that are regulated by the FDA as medical devices. Unless otherwise exempted, medical devices must receive one of the following marketing authorizations from the FDA before being marketed in the United States: “510(k) clearance,” de novo classification, or PMA. The FDA determines whether a medical device will require 510(k) clearance, de novo classification, or the PMA process based on statutory criteria that include the risk associated with the device and whether the device is similar to an existing, legally marketed product. In the 510(k) clearance process, before a device may be marketed, the FDA must determine that a proposed device is “substantially equivalent” to a legally marketed “predicate” device, which includes a device that has been previously cleared through the 510(k) process, a device that was legally marketed prior to May 28, 1976 (pre-amendments device), a device that was originally on the U.S. market pursuant to an approved PMA and later down-classified, or a 510(k)-exempt device. To be “substantially equivalent,” the proposed device must have the same intended use as the predicate device, and either have the same technological characteristics as the predicate device or have different technological characteristics and not raise different questions of safety or effectiveness than the predicate device. Clinical data are sometimes required to support substantial equivalence. In the process of obtaining PMA approval, the FDA must determine that a proposed device is safe and effective for its intended use based, in part, on extensive data, including, but not limited to, technical, preclinical, clinical trial, manufacturing, and labeling data. The PMA process is typically required for devices that are deemed to pose the greatest risk, such as life-sustaining, life-supporting or implantable devices. The process to obtain either 510(k) clearance or PMA will likely be costly, time-consuming, and uncertain. However, we believe the PMA process is generally more challenging. Even if we design a product that we expect to be eligible for the 510(k) clearance process, the FDA may require that the product undergo the PMA process. There can be no assurance that the FDA will approve or clear the marketing of any new medical device product that we develop. Even if regulatory approval or clearance is granted, such approval may include significant limitations on indicated uses, which could materially and adversely affect the prospects of the new medical device product.

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

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our therapeutics pipeline, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

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

Our internal information technology systems, or those of any of our third party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations.

In the ordinary course of our business, we and the third parties upon which we rely collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, process) proprietary, confidential, and sensitive data, including personal data, intellectual property, trade secrets, and other sensitive data (collectively, sensitive information). We may implement a variety of security measures designed to protect systems that store our information, given their size and complexity and the increasing amounts of information maintained on our internal information technology systems and those of our third-party service providers and supply chain companies, and consultants, these systems are potentially vulnerable to breakdown or other damage or interruption from service interruptions, system malfunction, natural disasters, terrorism, war and telecommunication and electrical failures, as well as security breaches from inadvertent or intentional actions by our employees, contractors, consultants, business partners and/or other third parties, or from cyber-attacks by malicious third parties, which may compromise our system infrastructure or lead to the loss, destruction, alteration or dissemination of, or damage to, our data.

Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we, and the third parties upon which we rely, may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

To the extent that any disruption or security breach were to result in loss, destruction, unavailability, alteration or dissemination of, or damage to, our data or applications, or for it to be believed or reported that any of these occurred, we could incur liability and reputational damage and the development and commercialization of our programs could be delayed. Further, our insurance policies may not be adequate to compensate us for the potential losses arising from any such disruption in, or failure or security breach of, our systems or third-party systems where information important to our business operations or commercial development is stored.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We may be unable in the future to detect vulnerabilities in our information technology systems because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after a security incident has occurred. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities. Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause stakeholders (including investors and potential customers) to stop supporting our platform, deter new customers from products, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

Risks Related to Our Intellectual Property

New third-party claims of intellectual property infringement could result in litigation or other proceedings, which would be costly and time-consuming, and could limit our ability to commercialize our products under development.

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our discontinued historical laboratory developed test business, which is no longer in operation. There can be no assurance that we will prevail in the Ravgen matter. For example, in a patent infringement suit filed by Ravgen against another laboratory asserting the same patents, a Texas jury found the laboratory liable for infringement and awarded significant damages.

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

We may fail to qualify for continued listing on Nasdaq, which could make it more difficult for our stockholders to sell their shares.

We are required to satisfy the continued listing requirements of Nasdaq to maintain such listing, including, among other things, the maintenance of a market value of our common stock of at least $50 million.

For example, on December 11, 2023, we received formal notice from Nasdaq indicating that we no longer satisfy the $50 million market value of listed securities requirement for continued listing on Nasdaq (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we will have 180 calendar days, or until June 10, 2024 (the “Compliance Date”), to regain compliance with the MVLS Rule. To regain compliance with the MVLS Rule, our MVLS must equal or exceed $50 million for a minimum of ten consecutive business days at any time prior to the Compliance Date. If we regain compliance with the MVLS Rule, Nasdaq will provide us with written confirmation and will close the matter.

If we do not regain compliance with the MVLS Rule by the Compliance Date, we will receive written notification that our securities are subject to delisting. At that time, we may appeal the delisting determination to a Hearings Panel or we may be eligible to transfer the listing of our securities to The Nasdaq Capital Market (provided that we then satisfy the requirements for continued listing on that market).

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements. If our stock price does not increase or if we are unable to raise additional funds, and if our market capitalization does not meet the minimum standards, we may not be able to meet the standards for continued listing on Nasdaq within the compliance period. In the event that we do not regain compliance with the Nasdaq Listing Rules, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

•
a limited availability of market quotations for our common stock;
•
an adverse effect on the market price of our common stock;
•
loss of confidence from stakeholders, employees, and potential business partners;
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

Provisions in the indentures governing our outstanding Convertible Notes could delay or prevent an otherwise beneficial takeover of us.

Certain provisions in our Convertible Notes and the indentures governing the Convertible Notes could make a third-party attempt to acquire us more difficult or expensive. For example, if a takeover constitutes a “fundamental change” (which is defined in the indentures to include certain change-of-control events and the delisting of our common stock), then noteholders will have the right to require us to repurchase their Convertible Notes for cash. In addition, if a takeover constitutes a “make-whole fundamental change”

(which is defined in the indentures to include, among other events, fundamental changes and certain additional business combination transactions), then we may be required to temporarily increase the conversion rate for the Convertible Notes. In either case, and in other cases, our obligations under the Convertible Notes and the indentures could increase the cost of acquiring us or otherwise discourage a third party from acquiring us or removing incumbent management, including in a transaction that holders of our common stock may view as favorable.

We may be unable to raise the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon conversion, and our other indebtedness may limit our ability to repurchase our outstanding Convertible Notes.

Noteholders may require us to repurchase their Convertible Notes following a “fundamental change” (which is defined in the indentures governing the Convertible Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the Convertible Notes is limited by Nasdaq listing standards. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay these cash amounts upon their conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay these cash amounts upon their conversion. Our failure to repurchase Convertible Notes when required or pay these cash amounts upon their conversion will constitute a default under the indentures governing the Convertible Notes. A default under the Indenture or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

Furthermore, the conversion features in our Convertible Notes are accounted for as free-standing embedded derivatives bifurcated from the principal balance of the Convertible Notes. The embedded derivative liabilities are remeasured at fair value each reporting period with positive or negative changes in fair value recorded in our consolidated statement of operations, which may adversely affect our reported earnings and financial condition and result in significant fluctuations in our future financial performance.

General Risk Factors

Insiders have substantial control over us and will be able to influence corporate matters.

As of December 31, 2023, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

In the ordinary course of our business, we collect, use, store, and transmit digitally large amounts of confidential, sensitive, proprietary, personal, and protected health information. The secure maintenance of this information and our information technology systems is important to our operations and business strategy. To this end, we have implemented processes designed to assess, identify, and manage risks from potential unauthorized occurrences on or through our information technology systems that may result in adverse effects on the confidentiality, integrity, and availability of these systems and the data residing therein. These processes are managed and monitored by our information technology department, which is led by our Director of Information Technology, and include mechanisms, controls, technologies, systems, and other processes designed to prevent or mitigate data loss, theft, misuse, or other security incidents or vulnerabilities affecting the data and maintain a stable information technology environment. For example, we conduct vulnerability testing, data recovery testing, security audits, and ongoing risk assessments, including due diligence on our key technology vendors, and other contractors and suppliers. We also conduct regular employee training on cyber and information security, among other topics. In addition, we consult with outside advisors and experts, when appropriate, to assist with assessing, identifying, and managing cybersecurity risks, including to anticipate future threats and trends, and their impact on the Company’s risk environment.

Our Director of Information Technology, who has over 15 years of experience managing information technology and cybersecurity matters and holds a Master's Degree in computer science with a concentration in cybersecurity, together with our senior leadership team, is responsible for assessing and managing cybersecurity risks. We consider cybersecurity, along with other significant risks that we face, within our overall enterprise risk management framework. We have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, but we face certain ongoing cybersecurity risks threats that, if realized, are reasonably likely to materially affect us. Additional information on cybersecurity risks we face is discussed in Part I, Item 1A, “Risk Factors,” under the heading "Our internal information technology systems, or those of any of our third party service providers, or potential future collaborators, may fail or suffer security or data privacy breaches or other unauthorized or improper access to, use of, or destruction of our proprietary or confidential data, employee data or personal data, which could result in additional costs, loss of revenue, significant liabilities, harm to our brand and material disruption of our operations."

Our Board of Directors, as a whole and at the committee level, has oversight of the most significant risks facing us and our processes to identify, prioritize, assess, manage, and mitigate those risks. Our Audit Committee, which is comprised solely of independent directors, oversees our cybersecurity risks. The Audit Committee receives regular updates on cybersecurity and information technology matters and related risk exposures from our Director of Information Technology as well as other members of the senior leadership team. The Board also receives updates from management and the Audit Committee on cybersecurity risks on at least an annual basis.

Item 2. Properties.

We currently lease approximately 15,400 square feet of office space in San Diego, California under a lease agreement that expires in June 2025. Additionally, we lease approximately 10,500 square feet of office and laboratory space in San Diego, California under a lease agreement that expires in January 2027. We also lease approximately 4,500 square feet of office and laboratory space in Dallas, Texas under a lease agreement that expires in August 2026. We believe our existing facilities will be sufficient for our needs for the foreseeable future.

Item 3. Legal Proceedings.

The information in Note 9, “Commitments and Contingencies” to the audited financial statements included in this Annual Report on Form 10-K is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 9 to the consolidated financial statements for the year ended December 31, 2023.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock, par value $0.001 per share, is traded on Nasdaq under the symbol “BIOR”.

Holders

As of March 20, 2024, there were approximately 50 stockholders of record of our common stock. Since many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We anticipate that we will retain earnings, if any, to support operations and research and development activities and finance the growth and development of our business and, therefore, do not expect to pay cash dividends in the foreseeable future. In addition, the terms of our Convertible Notes restrict our ability to pay dividends, subject to certain exceptions.

Recent Sales of Unregistered Securities

None.

Item 6. Reserved.

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

Overview

We are a clinical-stage biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. Our pipeline includes two therapeutic delivery platforms:

•
NaviCapTM Targeted Oral Delivery Platform: Delivery of therapeutics to the site of disease in the gastrointestinal ("GI") tract designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
BioJetTM Systemic Oral Delivery Platform: Designed to replace injection with needle-free, oral delivery of large molecules for better management of chronic diseases.

Our mission is to reimagine therapeutics and their delivery. By creating innovative smart pills designed for targeted drug delivery to the GI tract and systemic, needle-free delivery of biotherapeutics, we are developing therapies intended to improve patients’ lives.

Our historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory specializing in the molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas. Previously, our core business was focused on carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through our former affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero, our historical operations also included anatomic and molecular pathology testing products in the United States.

Common Stock Reverse Split

On December 29, 2022, we filed a certificate of amendment to our eighth amended and restated certificate of incorporation (the “Certificate of Amendment”) to effect, as of January 3, 2023, a 1-for-25 reverse split of our common stock. The Certificate of Amendment also decreased the number of authorized shares of our common stock from 350,000,000 to 164,000,000. All shares, options, restricted stock units, warrants and per share amounts included in this Annual Report have been retroactively adjusted to reflect the stock split.

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
•
build out and expand our in-house process development and engineering and manufacturing capabilities for research and development and clinical purposes;
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

We plan to continue investing in research and development activities for the foreseeable future as we focus on our targeted therapeutics and systemic therapeutics programs through preclinical studies and clinical trials. We expect our investment in research and development to remain flat in 2024 as we continue clinical trials for our product candidates.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communications, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the legal matters described in Note 9, "Commitments and Contingencies" in this Annual Report are included. We expect our selling, general and administrative expenses to decrease in 2024.

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our credit and security agreements, lease agreements and interest income earned from our cash and cash equivalents.

Gain on Warrant Liabilities

Gain on warrant liabilities consists of losses on warrant issuances and changes in the fair value of our liability-classified warrants to purchase common stock.

Other (Expense) Income, Net

Other (expense) income, net primarily consists of changes in the fair value of our derivative liabilities related to the 2028 Convertible Notes, inducement loss and extinguishment loss on the Convertible Notes, gains and losses on investments, impairment of property and equipment, and loss on disposals of property and equipment.

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

Results of Operations.

Comparison of the Years Ended December 31, 2023 and 2022

	Year Ended December 31,
	2023	2022	Change
	(in thousands)
Statement of Operations Data:
Revenues	$4	$305	$(301)
Operating expenses:
Research and development	29,838	24,049	5,789
Selling, general and administrative	37,309	38,037	(728)
Total operating expenses	67,147	62,086	5,061
Loss from operations	(67,143)	(61,781)	(5,362)
Interest expense, net	(9,815)	(10,990)	1,175
Gain on warrant liabilities	18,004	20,904	(2,900)
Other (expense) income, net	(65,470)	2,617	(68,087)
Loss before income taxes	(124,424)	(49,250)	(75,174)
Income tax benefit	(90)	(420)	330
Loss from continuing operations	(124,334)	(48,830)	(75,504)
Gain from discontinued operations	219	10,673	(10,454)
Net loss	$(124,115)	$(38,157)	$(85,958)

Research and Development Expenses

Research and development expenses increased by $5.8 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to an increase in salary and benefits, consulting and professional fees, clinical trial expenses and supplies costs, offset by a decrease in facilities costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.7 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily attributable to an increase in salary and benefits and consulting and professional fees, offset by a decrease in software costs, business insurance and facilities costs.

Interest Expense, Net

Interest expense, net decreased by $1.2 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to a decrease in the balance of 2025 Convertible Notes from the September and December note exchanges.

Gain on Warrant Liabilities

Gain on warrant liabilities decreased by $2.9 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to the loss on issuance of new warrants during the year and the change in fair value of the warrant liabilities for outstanding warrants.

Other (Expense) Income, Net

Other (expense) income, net decreased by $68.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to an inducement loss of $53.2 million, the remaining impact is due to an extinguishment loss on our 2025 Convertible Notes, a loss on the change in fair value of the derivative liabilities for the 2028 Convertible Notes, impairment on investment in Enumera Molecular, Inc. ("Enumera") and a gain on investment in Enumera for the year ended December 31, 2022 that did not reoccur for the year ended December 31, 2023.

Income Tax Benefit

Income tax benefit decreased by $0.3 million for the year ended December 31, 2023 compared to the year ended December 31, 2022, primarily due to prior year federal and state income tax refunds that did no reoccur for the year ended December 31, 2023.

Discontinued Operations

Gain from discontinued operations decreased by $10.5 million for the year ended December 31, 2023 compared to the year ended December 31, 2022 due to the closure of our Laboratory Operations during 2021. See Note 3 to our consolidated financial statements included elsewhere in this Annual Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock and cash from debt financings, including our Convertible Notes.

As of December 31, 2023, we had $15.0 million of cash and cash equivalents, $0.2 million of restricted cash and a working capital deficit. The face value of Convertible Notes outstanding was $51.1 million and our accumulated deficit as of December 31, 2023, was $951.0 million. For the year ended December 31, 2023, we had a net loss of $124.1 million and cash used in operations of $48.5 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, research and development, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the consolidated financial statements for the year ended December 31, 2023, and we will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the consolidated financial statements for the year ended December 31, 2023. We therefore intend to raise additional capital through equity offerings, including our ATM Facility, and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

Convertible Notes

See Note 7 “Convertible Notes” to the consolidated financial statements included in this Annual Report for information on our Convertible Notes.

Equity Financings

See Note 10 “Stockholders' Equity” to the consolidated financial statements included in this Annual Report for information on our equity financings.

Cash Flows

Our primary uses of cash are to fund our operations and research and development as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect our research and development expenses to remain flat as we continue to focus on developing our therapeutics product candidates, through preclinical studies and clinical trials. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Year Ended December 31,
	2023	2022
Cash used in operating activities	$(48,499)	$(64,417)
Cash provided by (used in) investing activities	2,443	(792)
Cash provided by financing activities	30,781	7,298

Operating Activities

Net cash used in operating activities in the year ended December 31, 2023 was primarily attributable to a $124.1 million net loss, adjusted for non-cash charges, primarily driven by a $53.2 million inducement loss, $16.5 million of stock-based compensation expense, $6.4 million loss on extinguishment of convertible notes, $3.9 million change in fair value of derivative liabilities, $3.0 million loss on investment in Enumera, $1.6 million of debt discount amortization and non-cash interest and $0.6 million of depreciation and amortization, partially offset by a $18.0 million change in fair value of warrant liabilities. The net cash inflow from changes in operating assets and liabilities was attributable to a $10.7 million increase in accrued expenses and a $1.0 million decrease in prepaid and other current assets, offset by a $1.2 million decrease in accounts payable and a $1.9 million decrease in other long-term liabilities.

Net cash used in operating activities in the year ended December 31, 2022 was primarily attributable to a $38.2 million net loss, adjusted for non-cash charges, primarily driven by a $20.9 million change in the warrant liabilities fair value, a $10.7 million gain from discontinued operations and a $5.7 million gain on investment in Enumera, offset by $7.8 million of stock-based compensation expense, a $2.7 million loss on extinguishment of convertible notes and $1.4 million of debt discount amortization. The net cash outflow from changes in operating assets and liabilities was attributable to a $5.0 million decrease in accounts payable and a $1.7 million decrease in other long-term liabilities, offset by a $3.4 million decrease in prepaid expenses and other current assets. Additionally, net cash provided by operating activities from discontinued operations contributed $1.8 million of inflows.

Investing Activities

Net cash provided by investing activities during the year ended December 31, 2023 was primarily attributable to $2.5 million from discontinued operations, offset by $0.1 million in purchases of property and equipment. Net cash used in investing for the year ended December 31, 2022 was attributable to $0.8 million in purchases of property and equipment.

Financing Activities

Net cash provided by financing activities during the year ended December 31, 2023 was primarily attributable to $18.1 million in proceeds from the issuance of common stock, $10.0 million from the issuance of senior secured convertible notes and $8.0 million in proceeds from the issuance of common stock warrants, partially offset by $2.3 million in payments for insurance financing, $2.0 million in tax payments to settle RSUs and $1.1 million in payments of offering costs. Net cash provided by financing activities during the year ended December 31, 2022 was primarily attributable to $9.0 million in net proceeds from the issuance of common stock and $3.3 million in proceeds from the issuance of common stock warrants, partially offset by $5.1 million in payments for insurance financing.

Other Contractual Obligations and Commitments

See Note 9 to our consolidated financial statements included elsewhere in this Annual Report for additional information.

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

Assets Held for Sale and Discontinued Operations

Assets classified as held for sale are reported at the lower of their carrying value or fair value less costs to sell. Depreciation and amortization of assets ceases upon designation as held for sale. Discontinued operations comprise activities that were disposed of, discontinued or held for sale at the end of the period, represent a separate major line of business that can be clearly distinguished for operational and financial reporting purposes and represent a strategic business shift having a major effect on the Company’s operations and financial results according to Accounting Standard Codification (“ASC”) Topic 205, Presentation of Financial Statements. We have included all revenues and expenses for the genetics laboratory as discontinued operations and all remaining assets as held for sale.

Common Stock Warrant Liabilities

We account for common stock warrants as freestanding liability instruments in accordance with applicable accounting guidance based on the specific terms of the warrant agreement. As these warrants are classified as liabilities, they are remeasured each period until settled or until classified as equity. Any resulting gain or loss related to the changes in the fair value of the warrant liabilities are recorded to gain (loss) on warrant liabilities on the consolidated statements of operations. Changes in our inputs and assumptions, such as our stock price and the estimated volatility of common stock, could result in material changes in the valuation in future periods.

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

At December 31, 2023 and December 31, 2022, the fair value of our warrant liabilities of $40.8 million and $3.5 million, respectively, was estimated using the Black-Scholes Model with the following inputs and assumptions:

	As of December 31,
	2023	2022
Risk-free interest rate	3.8% - 4.1%	4.0%
Expected volatility	95.6% - 101.8%	106.2% - 107.1%
Stock price	$1.35	$3.30
Expected life (years)	2.5 - 5.0	3.6 - 5.4

Embedded Derivatives Related to Convertible Notes

In December 2023, we issued Convertible Notes due in December 2028 that have conversion options which required bifurcation upon issuance and remeasurement to fair value separately as embedded derivatives. The conversion options include redemption features, interest rate features and conversion features. We utilized a binomial pricing model to determine the fair value of the embedded features, which incorporates inputs including the common stock price, volatility of common stock, and time to maturity. The embedded features are remeasured to fair value at each balance sheet date, with a resulting gain or loss related to the change in the fair value recorded to other income (expense), net in the consolidated statements of operations. At December 31, 2023, the fair value of our embedded derivative liabilities of $22.9 million was estimated using a binomial pricing model with the following inputs and assumptions:

As of December 31,
2023
Risk-free interest rate	3.8% - 4.3%
Expected volatility	84.3% - 95.7%
Stock price	$1.35
Discount Rate	28.7% - 28.9%

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

Dividend Rate—The dividend yield assumption is zero, as the Company has no plans to pay dividends.

The following assumptions were used for the Black-Scholes option valuation model:

Year ended December 31,
	2023	2022
Risk-free interest rate	3.5% - 4.7%	2.0% - 4.2%
Expected volatility	97.6% - 102.7%	90.7% - 101.3%
Expected dividend yield	―	―
Expected life (years)	5.5 - 6.3	5.5 - 6.3

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

If a quantitative assessment is deemed necessary, we compare the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss will be recognized if the reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment existed as of December 31, 2023 or December 31, 2022.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors

Biora Therapeutics, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Biora Therapeutics, Inc. and subsidiaries (the Company) as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit and an accumulated deficit that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

San Diego, California

April 1, 2024

BIORA THERAPEUTICS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash, cash equivalents and restricted cash	$15,211	$30,486
Income tax receivable	830	828
Prepaid expenses and other current assets	3,030	4,199
Current assets of disposal group held for sale	—	2,603
Total current assets	19,071	38,116
Property and equipment, net	1,156	1,654
Right-of-use assets	1,614	1,482
Other assets	3,302	6,201
Goodwill	6,072	6,072
Total assets	$31,215	$53,525
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$2,843	$3,606
Accrued expenses and other current liabilities	17,319	16,161
Warrant liabilities	40,834	3,538
Related party senior secured convertible notes, current portion	1,976	—
Total current liabilities	62,972	23,305
Convertible notes, net of unamortized discount of $259 and $4,914 as of December 31, 2023 and December 31, 2022, respectively	9,966	127,811
Senior secured convertible notes, net of unamortized discount of $11,066 and $0 as of December 31, 2023 and December 31, 2022, respectively (Note 7)	14,591	—
Related party senior secured convertible notes net of unamortized discount of $7,951 and $0 as of December 31, 2023 and December 31, 2022, respectively (including future interest of $9,747 and $0 as of December 31, 2023 and December 31, 2022, respectively) (Note 7)	19,179	—
Derivative liabilities	22,899	—
Other long-term liabilities	3,029	4,696
Total liabilities	$132,636	$155,812
Commitments and contingencies (Note 9)
Stockholders' deficit:
Common stock – $0.001 par value. 164,000,000 shares authorized as of December 31, 2023 and December 31, 2022; 28,574,918 and 9,098,844 shares issued as of December 31, 2023 and December 31, 2022, respectively; 27,837,563 and 8,928,498 shares outstanding as of December 31, 2023 and December 31, 2022, respectively	25	8
Additional paid-in capital	868,591	743,626
Accumulated deficit	(950,958)	(826,843)
Treasury stock – at cost; 737,355 and 170,346 shares of common stock as of December 31, 2023 and December 31, 2022, respectively	(19,079)	(19,078)
Total stockholders' deficit	(101,421)	(102,287)
Total liabilities and stockholders' deficit	$31,215	$53,525

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share data)

	Year Ended December 31,
	2023	2022
Revenues	$4	$305
Operating expenses:
Research and development	29,838	24,049
Selling, general and administrative	37,309	38,037
Total operating expenses	67,147	62,086
Loss from operations	(67,143)	(61,781)
Interest expense, net	(9,815)	(10,990)
Gain on warrant liabilities	18,004	20,904
Other (expense) income, net	(65,470)	2,617
Loss before income taxes	(124,424)	(49,250)
Income tax benefit	(90)	(420)
Loss from continuing operations	(124,334)	(48,830)
Gain from discontinued operations	219	10,673
Net loss	$(124,115)	$(38,157)

Net loss per share from continuing operations, basic and diluted	$(7.88)	$(6.40)
Net gain per share from discontinued operations, basic and diluted	$0.01	$1.40
Net loss per share, basic and diluted	$(7.87)	$(5.00)
Weighted average shares outstanding, basic and diluted	15,773,297	7,635,107

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

(In thousands, except share data)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2021	7,429,458	$6	$722,782	$(788,686)	(154,569)	$(19,078)	$(84,976)
Issuance of common stock, net	1,117,155	1	9,281	—	—	—	9,282
Issuance of common stock under employee stock purchase plan	6,694	—	98	—	—	—	98
Issuance of common stock upon vesting of restricted stock units	45,287	—	(267)	—	(15,777)	—	(267)
Issuance of common stock upon conversion of interest, net	500,250	1	3,928	—	—	—	3,929
Stock-based compensation expense	—	—	7,804	—	—	—	7,804
Net loss	—	—	—	(38,157)	—	—	(38,157)
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)
Issuance of common stock, net	8,245,273	6	17,482	—	—	—	17,488
Issuance of common stock upon vesting of restricted stock units	1,370,520	1	(1,960)	—	(567,009)	(1)	(1,960)
Issuance of common stock upon conversion of debt, net	9,860,281	10	67,421	—	—	—	67,431
Related party troubled debt restructuring	—	—	25,547	—	—	—	25,547
Stock-based compensation expense	—	—	16,475	—	—	—	16,475
Net loss	—	—	—	(124,115)	—	—	(124,115)
Balance at December 31, 2023	28,574,918	$25	$868,591	$(950,958)	(737,355)	$(19,079)	$(101,421)

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Operating Activities:
Net loss	$(124,115)	$(38,157)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	(219)	(10,673)
Depreciation and amortization	555	907
Stock-based compensation expense	16,475	7,804
Loss on extinguishment of convertible notes and accrued interest	6,363	2,722
Amortization of debt discount	1,601	1,419
Inducement loss on convertible notes	53,198	—
Loss on disposal of property and equipment	15	543
Impairment of property and equipment	100	545
Change in fair value of derivative liabilities	3,915	—
Change in fair value of warrant liabilities	(18,004)	(20,904)
Loss (gain) on investment in Enumera Molecular, Inc.	3,000	(5,731)
Changes in operating assets and liabilities:
Income tax receivable	(2)	(828)
Prepaid expenses and other current assets	998	3,387
Accounts payable	(1,172)	(5,072)
Accrued expenses and other liabilities	10,677	(417)
Other long-term liabilities	(1,884)	(1,720)
Net cash used in operating activities - continuing operations	(48,499)	(66,175)
Net cash provided by operating activities - discontinued operations	—	1,758
Net cash used in operating activities	(48,499)	(64,417)
Investing Activities:
Purchases of property and equipment	(103)	(792)
Proceeds from sale of property and equipment	11	—
Net cash used in investing activities - continuing operations	(92)	(792)
Net cash provided by investing activities - discontinued operations	2,535	—
Net cash provided by (used in) investing activities	2,443	(792)
Financing Activities:
Proceeds from issuance of common stock	18,137	9,014
Proceeds from issuance of common stock warrants	8,000	3,318
Tax payments to settle restricted stock units	(1,960)	—
Proceeds from issuance of common stock under employee stock purchase plan	—	98
Proceeds from issuance of senior secured convertible notes	10,000	—
Payments for financing of insurance premiums	(2,264)	(5,120)
Payments for offering costs	(1,132)	—
Principal payments on capital lease obligations	—	(12)
Net cash provided by financing activities	30,781	7,298
Net decrease in cash, cash equivalents and restricted cash	(15,275)	(57,911)
Cash, cash equivalents and restricted cash at beginning of period	30,486	88,397
Cash, cash equivalents and restricted cash at end of period	$15,211	$30,486

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,277	$5,871
Cash paid for income taxes	$18	$31

Supplemental schedule of non-cash investing and financing activities:
Conversion of convertible notes to common stock and warrants	$51,000	$—
Related party troubled debt restructuring	$25,547	$—
Exchange of convertible notes for senior secured convertible notes and warrants	$18,000	$—
Conversion of accrued interest in exchange for senior secured convertible notes	$6,953	$—
Investment in Enumera Molecular Inc. in exchange for assets	$—	$6,000
Issuance of common stock and re-priced warrants upon settlement of accrued interest	$—	$3,929
Issuance of warrants upon settlement of accrued interest	$—	$2,300
Leased assets obtained in exchange for operating lease liabilities	$1,344	$2,922
Change in fair value of re-priced equity classified warrants	$—	$619
Equity financing issuance costs incurred but not paid	$49	$116
Debt issuance costs incurred but not paid	$350	$—
Issuance of common stock in settlement of accrued expenses	$—	$98
Purchases of property and equipment in accounts payable	$12	$86

See notes to consolidated financial statements.

BIORA THERAPEUTICS, INC.

Notes to Consolidated Financial Statements

Note 1. Organization and Description of Business

Biora Therapeutics, Inc. (the “Company” or “Biora” or "Biora Therapeutics") is a clinical-stage biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. The Company's pipeline includes two therapeutic delivery platforms:

•
NaviCapTM Targeted Oral Delivery Platform: Delivery of therapeutics to the site of disease in the gastrointestinal tract designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
BioJetTM Systemic Oral Delivery Platform: Designed to replace injection with needle-free, oral delivery of large molecules for better management of chronic diseases.

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

In order to refocus efforts and resources on its research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the Progenity genetics laboratory and in December 2021, the Company sold Avero, together referred to as the Laboratory Operations. The Company has reported all revenues and expenses associated with its Laboratory Operations as discontinued operations; see Note 3 for additional information.

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

Liquidity

As of December 31, 2023, the Company had cash and cash equivalents of $15.0 million, restricted cash of $0.2 million and a working capital deficit. The Company had an accumulated deficit of $951.0 million as of December 31, 2023. For the year ended December 31, 2023, the Company reported a net loss of $124.1 million and cash used in operating activities of $48.5 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of December 31, 2023, the Company had a face value of $40.9 million of 11.00%/13.00% convertible senior secured notes due 2028 ("2028 Convertible Notes") outstanding and a face value of $10.2 million of 7.25% convertible senior notes due 2025 ("2025 Convertible Notes" and together with the 2028 Convertible Notes, the "Convertible Notes") outstanding (see Note 7). Management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the consolidated financial statements for the year ended December 31, 2023, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the consolidated financial statements for the year ended December 31, 2023.

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

Note 2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include the accounts of Biora Therapeutics and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

The consolidated financial statements and notes thereto give retrospective effect, where applicable, to the Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units (“RSUs”), warrants and per share amounts contained in the consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented. Concurrent with the Reverse Stock Split the Company effected a reduction in the number of authorized shares of common stock from 350,000,000 shares to 164,000,000 shares.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the valuation of stock options, the valuation of goodwill, the valuation of the derivative liabilities associated with the 2028 Convertible Notes, accrual for reimbursement claims and settlements, the valuation of warrant liabilities, the valuation of assets held for sale, assessing future tax exposure and the realization of deferred tax assets, and the useful lives and the recoverability of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

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

Additional details surrounding the Company's assets and liabilities held for sale and discontinued operations are included in Note 3.

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

Restricted Cash

Restricted cash consists of collateral required for the Company's bank-issued credit cards with balances of $0.2 million and $0 as of December 31, 2023 and December 31, 2022, respectively.

Investments

The Company accounts for investments in equity securities without a readily determinable fair value at cost, minus impairment. If the Company identifies observable price changes in orderly transactions for an identical or a similar investment of the same issuer, the Company will measure the equity security at fair value as of the date that the observable transaction occurred in accordance with ASC Topic 321, Investments-Equity Securities. The Company accounts for impairment of investments in equity securities by reviewing these assets for impairment whenever events or changes in circumstances indicate that the fair value of the security is less than its carrying amount.

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

If a quantitative assessment is deemed necessary, the Company compares the fair value of the reporting unit with its carrying amount, including goodwill. An impairment loss will be recognized if the reporting unit’s carrying amount exceeds its fair value, to the extent that it does not exceed the total carrying amount of goodwill. No impairment existed as of December 31, 2023 or December 31, 2022.

Impairment of Long-Lived Assets

The Company accounts for the impairment of long-lived assets, such as property and equipment, by reviewing these assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset or asset group to be tested for possible impairment, the Company first compares undiscounted future cash flows expected to be generated by that asset or asset group to its carrying value. If the carrying value of the long-lived asset or asset group is not recoverable on an undiscounted-cash-flow basis, an impairment is recognized to the extent that the carrying value exceeds its fair value. The Company recorded impairment of $0.1 million and $0.5 million during the years ended December 31, 2023 and December 31, 2022, respectively.

Fair Value of Financial Instruments

The Company’s financial assets and liabilities are carried at fair value or at amounts that, because of their short-term nature, approximate current fair value, with the exception of its Convertible Notes, which are carried at amortized cost. The carrying value of the Company’s accounts receivable, accounts payable, and accrued expenses and other current liabilities are considered to be representative of their respective fair values because of their short-term nature (see Note 6).

Embedded Derivatives Related to Convertible Notes

In December 2023, the Company issued the 2028 Convertible Notes with embedded derivatives that are required to be bifurcated from the host contract and remeasured to fair value at each balance sheet date. Any resulting gain or loss related to the change in the fair value of the embedded derivatives are recorded to other income, net in the consolidated statements of operations.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for the Company's finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communication, conferences, and professional fees of audit, legal, and recruiting services. Selling, general and administrative expenses are expensed as incurred.

Stock-Based Compensation

Stock-based compensation related to stock options, RSUs and the 2020 Employee Stock Purchase Plan (“ESPP”) awards granted to the Company’s employees is measured at the grant date based on the fair value of the award. The fair value is recognized as expense over the requisite service period, which is generally the vesting period of the respective awards. Compensation related to service-based awards is recognized starting on the grant date on a straight-line basis over the vesting period, which is typically four years. For the ESPP, the requisite service period is generally the period of time from the offering date to the purchase date. In addition, the Company grants stock option awards that vest upon achievement of certain performance criteria ("Performance Awards"). The fair value is recognized as expense over the requisite service period when the Company has concluded that achieving the performance criteria is probable. The probability of achieving the performance criteria is assessed each reporting period. The Company accounts for the forfeitures in the period in which they occur. The fair value of RSUs is estimated based on the closing price of the Company's common stock on the date of the grant.

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

Recent Accounting Pronouncements Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments—Credit Losses, which requires the measurement of expected credit losses for financial instruments carried at amortized cost, such as accounts receivable, held at the reporting date based on historical experience, current conditions and reasonable forecasts. The main objective of this standard is to provide financial statement users with more decision-useful information about the expected credit losses on financial instruments and other commitments to extend credit held by a reporting entity at each reporting date. In November 2018, the FASB issued ASU No. 2018-19, Codification Improvements to Topic 326, Financing Instruments–Credit Losses, which included an amendment of the effective date. The Company adopted this standard on January 1, 2023, and it did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The Company adopted this standard on January 1, 2024, and it did not have a material impact on the consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which introduces new and enhanced income tax disclosure requirements. The standard is effective for the Company for annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements and related disclosures.

Note 3. Strategic Transformation

Assets Held for Sale and Discontinued Operations

In June 2021, the Company announced its Strategic Transformation to reallocate resources to research and development to better position the business for future growth. The plan included the closure of the Company's genetics laboratory in Ann Arbor, Michigan and the divestiture of Avero. This plan represented a strategic business shift having a major effect on the Company's operations and financial results. The Company classified the results of its Laboratory Operations as discontinued operations in its consolidated statements of operations and consolidated statements of cash flows. Additionally, the remaining assets are reported as assets held for sale in the Company’s consolidated balance sheets as of December 31, 2022 and there are no remaining assets as of December 31, 2023.

The following table presents the results of discontinued operations of the Laboratory Operations for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Years Ended December 31,
	2023	2022
Revenues (1)	$1,219	$11,848
Operating expenses:
Selling, general and administrative (2)	1,000	1,175
Total operating expenses	1,000	1,175
Net income from discontinued operations	$219	$10,673

(1) Refer to Note 9 for further discussion regarding the reversal of a previously established accrual related to a third-party claim of recoupment.

(2) Refer to Note 9 for further discussion regarding the accrual of amounts related to the IPO litigation.

The following table presents the carrying amount of the remaining assets held for sale related to the Laboratory Operations as of December 31, 2022 (in thousands):

December 31, 2022

Current assets of disposal group held for sale
Property and equipment, net	2,603
Total current assets of disposal group held for sale	$2,603

In October 2023, the Company entered into a purchase and sale agreement to sell the building located in Ann Arbor, Michigan included in current assets held for sale. The transaction closed in October 2023 and the Company received gross proceeds of $2.8 million, incurred closing expenses of $0.2 million. As of December 31, 2023 assets held for sale was zero.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. As of the transaction date, the Company received 25% minority ownership, on a fully diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company concluded, based on a technical evaluation of the facts, that Enumera is not a variable interest entity. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The investment is included in other assets in the Company’s consolidated balance sheets. The Company recognized a gain of $5.7 million on the investment during the year ended December 31, 2022 included in other (expense) income, net on the consolidated statements of operations. The Company determined the fair value was less than carrying value as of December 31, 2023 based on their negative cash flows from operations and for the year ended December 31, 2023 recorded a $3.0 million impairment loss on its investment, included in other (expense) income, net on the consolidated statements of operations. In March 2024, the Company entered into a stock purchase agreement, pursuant to which it sold its Series A-1 preferred shares for $3.0 million.

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

In June 2023, the Company entered into a purchase and license agreement with a diagnostics company pursuant to which the Company sold certain assets and licensed intellectual property related to preeclampsia for research and development (the “Preeclampsia Agreement”). Under the terms of the Preeclampsia Agreement, the Company received a one-time payment for the sale of assets, including the sale of rights to certain antibody sequences, during the year ended December 31, 2023 and recorded $1.5 million of other income.

In May 2023, the Company entered into a professional services agreement with an affiliate of Enumera, a related party. Pursuant to the agreement, the affiliate will assist in selling legacy assets. The Company incurred $0.4 million in other expenses in connection with the agreement.

Note 4. Revenues

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

The Company periodically updated its estimate of the variable consideration recognized for previously delivered performance obligations. These updates resulted in an additional $2.0 million of revenue for the year ended December 31, 2022 and zero for the year ended December 31, 2023. These amounts included (i) adjustments for actual collections versus estimated variable consideration as of the beginning of the reporting period and (ii) cash collections and the related recognition of revenue in the current period for tests delivered in prior periods due to the release of the constraint on variable consideration, offset by (iii) reductions in revenue for the accrual for reimbursement claims and settlements described in Note 9.

Note 5. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2023	2022
Prepaid expenses	$2,443	$3,634
Other current assets	587	565
Total	$3,030	$4,199

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2023	2022
Computers and software	$1,193	$2,715
Building and leasehold improvements	803	750
Laboratory equipment	423	958
Furniture, fixtures, and office equipment	799	1,138
Construction in progress	45	92
Total property and equipment	3,263	5,653
Less accumulated depreciation and amortization	(2,107)	(3,999)
Property and equipment, net	$1,156	$1,654

Depreciation expense included in continuing operations was $0.6 million and $0.9 million for the years ended December 31, 2023 and 2022, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	December 31,
	2023	2022
Investment in Enumera	$3,000	$6,000
Other	302	201
Total	$3,302	$6,201

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Accrual for reimbursement claims and legal settlements, current (1)	$6,337	$8,372
Commissions and bonuses	2,469	1,433
Vacation and payroll benefits	1,367	1,724
Accrued professional services	2,914	307
Accrued interest	173	890
Lease liabilities, current	896	893
Insurance financing	401	445
Contract liabilities	542	47
Other (2)	2,220	2,050
Total	$17,319	$16,161

(1) Revenues related to Laboratory Operations have all been discontinued; amounts related to the revenue reserve generated from the Laboratory Operations remain on the balance sheet.

(2) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2023	2022
Lease liabilities, net of current portion	818	601
Other (1)	2,211	4,095
Total	$3,029	$4,696

(1) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Note 6. Fair Value Measurements

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

There were no significant transfers between these fair value measurement classifications during the years ended December 31, 2023 and 2022.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
December 31, 2023
Derivative liabilities	$—	$—	$22,899
Warrant liabilities	$—	$—	$40,834

December 31, 2022
Money market funds (1)	$5	$—	$—
Warrant liabilities	$—	$—	$3,538

(1) Included in cash, cash equivalents and restricted cash in the accompanying consolidated balance sheets.

The Company issued 2028 Convertible Notes (see Note 7) that contain conversion features that are required to be bifurcated and recorded as embedded derivative liabilities in the consolidated balance sheet. The Company utilized a binomial pricing model to determine the fair value of the conversion features, which utilizes significant unobservable inputs. The fair value of the embedded derivatives as of December 31, 2023 was estimated using a binomial pricing model with the following inputs and assumptions:

As of December 31,
2023
Risk-free interest rate	3.8% - 4.3%
Expected volatility	84.3% - 95.7%
Stock price	$1.35
Discount Rate	28.7% - 28.9%

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from equity financings (see Note 10) and the Convertible Note exchanges (see Note 7). The Company uses the Black-Scholes Model to value the Level 3 warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At December 31, 2023 and 2022, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	As of December 31,
	2023	2022
Risk-free interest rate	3.8% - 4.1%	4.0%
Expected volatility	95.6% - 101.8%	106.2% - 107.1%
Stock price	$1.35	$3.30
Expected life (years)	2.5 - 5.0	3.6 - 5.4

A summary of the changes in the Level 3 classified liabilities is presented below (in thousands):

	Warrant Liabilities	Derivative Liabilities
Balance at December 31, 2021	$18,731	$—
Recognition of new warrant liabilities	2,990	—
Change in fair value	(18,183)	—
Balance at December 31, 2022	$3,538	$—
Recognition of new warrant liabilities	63,393	—
Recognition of derivative liabilities	—	18,984
Change in fair value	(26,097)	3,915
Balance at December 31, 2023	$40,834	$22,899

Note 7. Convertible Notes

The following table summarizes significant terms of the Company’s Convertible Notes at December 31, 2023 (in thousands):

	December 31, 2023
	Face Value	Carrying Value	Fair Value [1]	Stated Interest Rate	Effective Interest Rate
2028 Convertible Notes	$23,500	$14,591	$14,846	11-13%	48.9%
Related Party 2028 Convertible Notes	$17,383	$21,155	$10,982	11-13%	(22.0)%
2025 Convertible Notes	$10,225	$9,966	$5,984	7.25%	8.7%

(1) To estimate the fair value of the 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $22.9 million, the 2028 Convertible Notes fair value using the with method is $48.7 million. To estimate the fair value of the 2025 Convertible Notes, the Company used unadjusted quoted prices in the active market obtained from third-party pricing services.

The following table summarizes significant terms of the Company’s Convertible Notes at December 31, 2022 (in thousands):

	December 31, 2022
	Face Value	Carrying Value	Fair Value [2]	Stated Interest Rate	Effective Interest Rate
2025 Convertible Notes	$132,725	$127,811	$71,790	7.25%	8.7%

(2) The Company used unadjusted quoted prices in the active market obtained from third-party pricing services to determine the fair value of the 2025 Convertible Notes.

The carrying value of the Convertible Notes does not approximate their fair values because the carrying values reflect the balance of unamortized discount related to the derivative liabilities associated with the value of the conversion features assessed at inception. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes. As of December 31, 2023 and 2022, the unamortized debt discount on the 2025 Convertible Notes was $0.3 million and $4.9 million, respectively, and the amortization of the debt discount was $1.3 million and $1.4 million, respectively, and is included in interest expense, net in the consolidated statements of operations. As of December 31, 2023, the unamortized debt discount on the 2028 Convertible Notes was $19.0 million and the amortization of the debt discount was $0.3 million and is included in interest expense, net in the consolidated statements of operations.

2025 Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of 2025 Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee ("Indenture"). The 2025 Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. During the years ended December 31, 2023 and 2022, the Company recognized interest expense on the 2025 Convertible Notes of $8.4 million and $9.6 million, respectively.

The 2025 Convertible Notes are the Company's senior, unsecured obligations and are (i) equal in right of payment with the Company's existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company's existing and future indebtedness that is expressly subordinated to the 2025 Convertible Notes; (iii) effectively subordinated to the Company's existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company's subsidiaries.

At any time, noteholders may convert their 2025 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 11.1204 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which represents an initial conversion price of approximately $89.92 per share of common stock. Noteholders that converted their 2025 Convertible Notes before December 1, 2022 were, in certain circumstances, entitled to an additional cash payment representing the present value of any remaining interest payments on the 2025 Convertible Notes through December 1, 2022. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain dilutive events. In addition, if certain corporate events that constitute a

“Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The 2025 Convertible Notes are redeemable, in whole and not in part, at the Company’s option at any time on or after December 1, 2023, at a cash redemption price equal to the principal amount of the 2025 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. In addition, calling the 2025 Convertible Notes will constitute a Make-Whole Fundamental Change, which will result in an increase to the conversion rate in certain circumstances for a specified period of time.

The 2025 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture). As of December 31, 2023 and December 31, 2022, the Company was in compliance with all such covenants.

The 2025 Convertible Notes had a conversion option which was required to be bifurcated upon issuance and periodically remeasured to fair value separately as an embedded derivative. The conversion feature was bifurcated and recorded separately as an embedded derivative remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. As of December 31, 2022, the conversion option expired and there was no longer a derivative liability.

Note Exchanges

In September 2023, certain related-party holders of 2025 Convertible Notes exchanged an aggregate of $50.0 million principal amount for a combination of 9,235,281 shares of the Company's common stock, 7,399,226 pre-funded warrants at an exercise price of $0.001 per share and warrants to purchase up to 16,634,507 shares of common stock at an exercise price of $3.01 per share. The warrants are exercisable on or after September 18, 2023 until September 18, 2026 and the pre-funded warrants have no expiration date. The pre-funded warrants and the warrants (together, the "September Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership would exceed 49.9%. As the 2025 Convertible Notes were exchanged for an amount over the fair value of shares issuable under the original conversion terms, the Company recorded an inducement loss of $53.2 million, included in other (expense) income, net in the consolidated statements of operations. Pursuant to ASC 815, the Company deemed the September Warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The September Warrants were recorded at a fair value of $35.1 million determined using the Black-Scholes Model.

In December 2023, the Company entered into Exchange Agreements (the “Note Exchange Agreements”) with certain holders of 2025 Convertible Notes to exchange an aggregate of $72.5 million principal amount for a combination of (i) $23.9 million in principal amount of 2028 Convertible Notes (ii) 625,000 shares of the Company's common stock, (iii) warrants to purchase 5,039,236 shares of common stock (the “Exchange Warrants”), and (iv) accrued and unpaid interest on the 2025 Convertible Notes. The Company also entered into Note Purchase Agreements (the “Note Purchase Agreements”), with certain investors (the "Purchasers") to purchase $17.0 million in principal amount of additional 2028 Convertible Notes from the Company for cash at par value. The Purchasers were granted warrants to purchase 5,084,613 shares of common stock (the “Additional Warrants”) and certain Purchasers were also granted warrants to purchase 7,352,941 shares of common stock (the “Commitment Warrants”). In connection with the Note Exchange Agreements and the Note Purchase Agreements, the Company has agreed to allow certain of the parties to designate one board observer.

2028 Convertible Notes

The 2028 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2028 Convertible Notes Indenture”), dated December 19, 2023, by and between the Company and GLAS Trust Company LLC, as trustee (the “Trustee”). The 2028 Convertible Notes will mature on the earlier of December 19, 2028 and the date that is 90 days prior to the maturity of the Convertible Notes solely to the extent there are Convertible Notes outstanding in a principal amount equal to or greater than $5.0 million as of such date, unless earlier repurchased, redeemed or converted. The Notes will accrue interest at a rate of 11.0% per annum in the case of cash payment and 13.0% in the case of blended payments or payments-in-kind, payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2024. During the year ended December 31, 2023 the Company recognized interest expense on the 2028 Convertible Notes of $0.1 million.

The 2028 Convertible Notes are the Company’s senior secured obligations, and are secured by substantially all of the Company’s and its subsidiaries’ assets. The 2028 Convertible Notes are (i) senior in right of payment to the Company’s existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2028 Convertible Notes.

At any time, noteholders may convert their 2028 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 641.02564 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of approximately $1.56 per share of common stock. Noteholders that convert their 2028 Convertible Notes will be entitled to an additional premium payment representing the amount of certain of the remaining interest payments on the 2028 Convertible Notes as specified in the 2023 Indenture. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

The 2028 Convertible Notes are redeemable, in whole and not in part, at the Company’s option at any time on or after December 19, 2024, and in some circumstances prior to that date, at a cash redemption price equal to the principal amount of the 2028 Convertible Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 150% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice.

If certain corporate events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The 2028 Indenture contains covenants restricting the Company’s ability to incur indebtedness, incur liens, make restricted payments, make asset sales and engage in transactions with affiliates, subject to certain baskets. The 2028 Convertible Notes Indenture requires the Company to maintain minimum liquidity of $4.0 million and to add future assets to the collateral under the Security Agreement (as defined below) and to add future subsidiaries as guarantors under the Security Agreement. The 2028 Convertible Notes have customary provision relating to the occurrence of “Events of Default” (as defined in the Indenture). As of December 31, 2023, the Company was in compliance with all such covenants.

The 2028 Convertible Notes have several conversion features which are required to be bifurcated upon issuance and periodically remeasured to fair value separately as an embedded derivative. The conversion features were bifurcated and recorded separately as an embedded derivative remeasured at fair value each reporting period with changes in fair value recorded in other (expense) income, net in the consolidated statement of operations.

The note exchange with one holder of 2025 Convertible Notes constitutes a troubled debt restructuring ("TDR") under ASC 470, because the Company is experiencing financial difficulty and a concession has been granted by the holder. As the holder is a related party, the Company recorded the restructuring gain as a capital contribution resulting in $25.5 million of restructuring gain recorded within additional paid-in-capital as of December 31, 2023. Following the TDR guidance under ASC 470, future interest payments of approximately $11.7 million were also included in the carrying value of the restructured senior secured convertible notes.

The note exchange with the other holders of 2025 Convertible Notes is considered a debt extinguishment under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $6.4 million, which is the difference between the fair value of the 2028 Convertible Notes combined with the fair value of the warrants, derivative liabilities and common stock and the net carrying value of the 2025 Convertible Notes, which included $0.5 million of unamortized debt discount and third-party fees of $0.3 million.

The Exchange Warrants have an exercise price of $5.50 per share, the Commitment Warrants have an exercise price of $1.36 per share and are exercisable at any time on or after June 19, 2024 and the Additional Warrants have an exercise price of $5.00 per share. Each of the Exchange Warrants, the Commitment Warrants and the Additional Warrants (together the "December Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock would exceed specified levels. Pursuant to ASC 815, the Company deemed the December Warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings.

Note 8. Related Party Transactions

In November 2022, the Company entered into a securities purchase agreement with affiliates of Athyrium Capital Management, LP (“Athyrium”) relating to the offering and sale of an aggregate of 500,250 shares of common stock and accompanying warrants to purchase 500,250 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $8.22 per share and became exercisable six months following the date of issuance and will expire five years following the initial exercise date. The Company received approximately $3.8 million in gross proceeds from the offering as an in-kind payment. The in-kind payment was in the form of a waiver of the Company’s cash interest payment obligation of approximately $3.8 million due on the 2025 Convertible Notes for the payment date occurring on December 1, 2022. Additionally, the Company agreed with Athyrium to amend outstanding warrants previously issued in 2021 to purchase up to 323,886 shares of common stock with an exercise price of $71.00 per share. The warrants have an amended exercise price of $8.22 per share, will become exercisable on May 9, 2023 and will expire five years following the initial exercise date.

As of December 31, 2022, Athyrium held 1,694,484 shares, or 19.0% of the Company's common stock outstanding and warrants to purchase up to 824,136 shares of common stock at an exercise price of $8.22. Athyrium also held $103.5 million aggregate principal amount of 2025 Convertible Notes as of December 31, 2022. As of December 31, 2022 the accrued interest expense related to the 2025 Convertible Notes held by Athyrium was $0.6 million.

In September 2023, Athyrium exchanged an aggregate of $50.0 million principal amount of 2025 Convertible Notes for a combination of 9,235,281 shares of the Company's common stock, 7,399,226 pre-funded warrants and warrants to purchase up to 16,634,507 shares of common stock at an exercise price of $3.01 (see Note 7).

In December 2023, Athyrium exchanged an aggregate of $53.5 million principal amount of 2025 Convertible Notes for $10.4 million of 2028 Convertible Notes and warrants to purchase up to 5,039,236 shares of common stock at an exercise price of $5.50 per share. Additionally, Athyrium purchased $7.0 million of 2028 Convertible Notes with an in-kind payment in the form of a waiver of the Company’s cash interest payment obligation on the Convertible Notes and was granted warrants to purchase up to 2,085,372 shares of common stock at an exercise price of $5.00 per share (see Note 7).

As of December 31, 2023 Athyrium held $17.4 million aggregate principal amount of 2028 Convertible Notes. Athyrium also held 10,929,763 shares, or 39.3%, of the Company's common stock outstanding, 7,399,226 pre-funded warrants and warrants to purchase up to 24,583,231 shares of common stock at exercise prices ranging from of $3.01 to $8.22 as of December 31, 2023.

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

Note 9. Commitments and Contingencies

Operating Leases

The Company has entered into various non-cancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. In August 2023, the Company signed a 36-month lease agreement for laboratory space in Dallas, Texas.

The components of lease expense were as follows (in thousands):

	Year Ended December 31,
	2023	2022
Operating lease costs	$1,369	$1,531
Cash paid for operating leases	$1,281	$1,609

Supplemental weighted-average information related to operating leases is as follows:

	December 31,
	2023	2022
Weighted-average remaining lease term (years)	2.2	2.3
Weighted-average discount rate	9.7%	7.8%

As of December 31, 2023, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2024	$1,022
2025	590
2026	264
2027	18
2028 and thereafter	—
Total minimum lease payments	1,894
Less: interest	(180)
Present value of lease liabilities	$1,714

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. In November 2022, the Company entered into an agreement to extend the deadline for the Company’s payment due on December 31, 2022 to July 15, 2023. The Company did not make any payments during the year ended December 31, 2022. In July 2023, the Company made payments of $1.7 million and entered into agreements to extend the deadline for the remaining payments to the following:

•
approximately $2.8 million on or before January 1, 2024; and
•
approximately $2.6 million on or before July 1, 2024.

The remaining amounts payable to the government will be subject to interest at a rate of 1.25% per annum, and any or all amounts may be paid earlier at the option of the Company. As of December 31, 2023, the Company’s accrual consisted of $5.3 million in accrued expenses and other current liabilities. In January 2024, the Company paid $2.8 million.

Furthermore, the Company has agreed that, if during calendar years 2020 through 2023, and so long as amounts payable to the government remain unpaid, the Company receives any civil settlement, damages awards, or tax refunds, to the extent that the amounts exceed $5.0 million in a calendar year, it will pay 26% of the amount received in such civil settlement, damages award, or tax refunds as an accelerated payment of the scheduled amounts set forth above, up to a maximum total acceleration of $4.1 million. The Company did not receive any tax refunds during the years ended December 31, 2023 and 2022.

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

California Subpoena

On July 19, 2021, the Company received a subpoena from the California Attorney General’s Office, Division of Public Rights (the "OAG"), requesting documents and information related to the Company's former genetic testing practices, the Company's former NIPT, particularly those with a nexus to California patients. The OAG alleged that the Company violated California Business and Professions Code sections 17200 et seq. and 17500 et seq., in a complaint filed September 12, 2023 in the Superior Court of the State of California (case no. 23CV008397) for injunctive and other relief. The Company and OAG settled the matter via a stipulated entry of Final Judgment and Permanent Injunction that was entered and ordered by the Court on September 25, 2023. Pursuant to the order, the Company paid civil penalties in the total amount of $0.2 million.

Payor Dispute

On November 16, 2020, the Company received a letter from Anthem, Inc. ("Anthem") informing the Company that Anthem is seeking recoupment for historical payments made by Anthem in an aggregate amount of approximately $27.4 million. The historical payments for which Anthem is seeking recoupment are claimed to relate primarily to discontinued legacy billing practices for the Company’s former NIPT and microdeletion tests and secondarily to discontinued legacy billing practices involving the implementation of a new Current Procedure Terminology code for reimbursement for the Company’s former Preparent expanded carrier screening tests. Management disputes this claim of recoupment with Anthem in full, with offsets for amounts owed by Anthem to the Company. Management had previously established an accrual for the estimated probable loss for this matter. During the year ended December 31, 2022, the Company reversed this accrual for a portion of the matter in view of applicable statute of limitations and has reflected this change in revenue within discontinued operations. During the year ended December 31, 2023, the Company reversed the remaining accrual for this matter in view of applicable statute of limitations and has reflected this change in revenue within discontinued operations.

Payor Recoveries

As noted above, the regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government reimbursement and commercial payor programs, the Company is routinely subject to post-payment review audits and other forms of reviews and investigations. For example, the Company rejected several managed Medicaid payor recoupment requests that it received in 2022 aggregating to $1.1 million. If a third-party payor successfully challenges that a payment to the Company for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup such payment. The Company may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, the Company has negotiated and settled these types of claims with third-party payors. The Company may be required to resolve further disputes in the future. While management is unable to predict the exact outcome of any such claims, it is management’s current belief that any potential liabilities resulting from these contingencies related to payors and the Company's ceased laboratory operations, individually or in the aggregate, should not have a material impact on the Company’s financial position and results of operations.

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

Ravgen Lawsuit

On December 22, 2020, Ravgen, Inc. ("Ravgen") filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents based on the Company's former NIPT testing business. The complaint seeks monetary damages and injunctive relief. The Company responded to the complaint on March 23, 2021. Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them. The case is currently scheduled for trial in October 2024. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of this matter, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, which the court granted on July 12, 2023. Lead Plaintiffs filed a notice of appeal on August 11, 2023 and the appeal is currently before the United States Court of Appeals for the Ninth Circuit (Case No: 23-55716) with appellate briefing concluded and submitted by the parties in March 2024. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO. In March 2024, the Company and plaintiffs agreed to settle the litigation, subject to negotiation and entry into definitive and binding agreements and court approval, for an amount of $1.0 million. The Company has accrued this amount in accrued expenses in the balance sheet as of December 31, 2023. The expense of $1.0 million was recorded in selling, general and administrative expenses from discontinued operations for the year ended December 31, 2023.

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

Note 10. Stockholders’ Equity

Common Stock

On January 3, 2023, the Company effected a 1-for-25 reverse stock split of the Company's common stock. The Reverse Stock Split, which has been retroactively reflected throughout the consolidated financial statements, reduced the authorized shares of the Company to 164,000,000 and did not change the par value of the Company's common stock.

Registered Offerings

In November 2022, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of an aggregate of (i) 1,300,250 shares of common stock and (ii) warrants to purchase 1,300,250 shares of common stock in registered direct offering (the “November 2022 Offering”). Each share was sold together with one warrant to purchase one share of common stock at a combined public offering price of $7.50 per share of the common stock and the accompanying warrant. The Company received approximately $9.0 million in net proceeds, after deducting placement agent fees and offering expenses. Approximately $3.8 million of the gross proceeds were received in the form of a waiver of the Company's December 1, 2022 interest payment on the Convertible Notes. The warrants have an exercise price of $8.22 per share, are exercisable six months following the date of issuance, and will expire five years following the initial exercise date. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.0 million. As the total fair value of the warrant liability and common stock exceeds the in-kind payment proceeds of $3.8 million, the Company recorded an extinguishment loss of the $1.6 million excess to other income, net in the consolidated statements of operations. The Company incurred a total of $0.8 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis.

Additionally, as part of the November 2022 Offering, the Company agreed with certain institutional investors to amend outstanding warrants previously issued to purchase up to 104,895 shares of common stock with an exercise price of $171.50 per share and to purchase up to 403,887 shares of common stock with an exercise price of $71.00 per share. Accordingly, the Company agreed to (i) lower the exercise price of such existing warrants to $8.22 per share, (ii) provide that such existing warrants, as amended, were not exercisable until May 9, 2023 and (iii) extend the original expiration date of such existing warrants to May 9, 2028. The modified warrants are equity classified both before and after the modification and were fair valued as of the date of the amendment, this resulted in an increase in the value of the warrants and an additional $0.9 million was recorded to additional paid in capital on the consolidated balance sheet.

In January 2023, the Company issued warrants to purchase 90,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 Offering securities purchase agreement. The warrants have an exercise price of $8.22, were exercisable beginning on May 9, 2023. Pursuant to ASC 815, the

Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share (the "June 2023 Offering"). In addition, in a concurrent private placement with the same investors, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock. The warrants have an exercise price of $5.05 per share and are exercisable at any time. The Company received approximately $7.3 million in net proceeds, after deducting placement agent fees and offering expenses. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $9.0 million, as the total fair value of the warrant liability exceeds the gross proceeds of $8.0 million, the Company recorded a loss of the $1.0 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations. Accordingly, there were no proceeds allocated to the common stock issued as part of this transaction. The Company incurred a total of $0.7 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis.

In October 2023, the Company issued warrants to purchase up to 1,000,000 shares and 4,278,074 shares of the Company's common stock, with exercise prices of $1.93 per share and $1.87 per share, respectively, to accredited investors in private placement transactions. The warrants are exercisable in April 2024, six months following the dates of issuance. The investors may from time to time agree to acquire, and the Company may agree to sell, up to an aggregate of $9.9 million of common stock at any time prior to January 31, 2024. The warrants will vest in proportion to issuances described in the preceding sentence. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.7 million and the Company recorded a loss of the $6.7 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations.

Common stock warrants

As of December 31, 2023, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuable upon exercise of warrants	Exercise Price per share
Held by Related Parties
N/A	7,399,226	$0.001
September 2026	16,634,507	$3.01
May 2028	824,116	$8.22
December 2028	2,085,372	$5.00
December 2028	5,039,236	$5.50
Related Parties Total	31,982,457
Held by non-affiliates
February 2026	69,930	$171.50
June 2026	3,018,868	$5.05
August 2026	452,635	$25.00
April 2027	826,816	$1.87
April 2027	698,107	$1.93
May 2028	1,074,916	$8.22
December 2028	7,352,941	$1.36
December 2028	2,999,241	$5.00
Non-affiliate Total	16,493,454
Total	48,475,911

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement ("ATM Sale Agreement") with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents. In connection with the November 2022 Offering, the aggregate price was reduced to $70.0 million. The Company further reduced the aggregate offering price to $12.0 million in connection with the June 2023 Offering. As of October 9, 2023, the aggregate offering price was increased to $37.6 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Sale Agreement. The following table provides information on the shares sold under the ATM Sale Agreement for the three months and year ended December 31, 2023 and 2022.

	Three Months Ended December 31,		Year Ended December 31,
	2023	2022	2023	2022
Net proceeds (in millions)	$4.9	$0.6	$17.7	$7.1
Number of shares	3,799,814	52,620	6,735,839	317,155
Weighted average purchase price	$1.37	$10.93	$3.66	$30.27

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

Note 11. Stock-Based Compensation

In February 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan is the successor to and continuation of the Second Amended and Restated 2012 Stock Plan (“2012 Plan”) and is administered with either stock options or RSUs. The Board of Directors administers the plans. Upon adoption of the 2018 Plan, no new stock options or awards are issuable under the 2012 Plan, as amended. The 2018 Plan also provides for other types of equity to issue awards, which at this time the Company does not plan to utilize.

On June 14, 2023, the Company's stockholders approved the Fifth Amended and Restated 2018 Equity Incentive Plan ("2018 Fifth Amended Plan"), which included an increase of 5,500,000 shares of common stock reserved for issuance. As of December 31, 2023 there were 3,302,136 shares available for issuance under the 2018 Fifth Amended Plan.

On November 3, 2021, the Company's Board of Directors approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of December 31, 2023, 63,964 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes Performance Awards, under the 2012 Stock Plan, the 2018 Fifth Amended Plan and the 2021 Inducement Plan during the year ended December 31, 2023:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	582,557	$59.89
Options granted	265,000	$3.54
Options exercised	—	$—
Options forfeited/cancelled	(84,545)	$96.78
Balance at December 31, 2023	763,012	$36.23	8.0	$0.2
Vested and expected to vest at December 31, 2023	763,012	$36.23	8.0	$0.2
Vested and exercisable at December 31, 2023	269,718	$66.98	7.3	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the years ended December 31, 2023 and 2022:

Year ended December 31,
	2023	2022
Risk-free interest rate	3.5% - 4.7%	2.0% - 4.2%
Expected volatility	97.6% - 102.7%	90.7% - 101.3%
Expected dividend yield	―	―
Expected life (years)	5.5 - 6.3	5.5 - 6.3

The weighted-average grant date fair value of options granted during the years ended December 31, 2023 and 2022 was $2.49 per option and $19.09 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the year ended December 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2022	278,112	$38.95
Granted	3,703,321	$3.09
Vested	(1,370,520)	$9.70
Forfeited/cancelled	(73,556)	$7.96
Balance at December 31, 2023	2,537,357	$3.31

In August 2023, the Board of Directors approved the acceleration of vesting of all unvested, outstanding RSUs. As a result of this modification, an additional $7.9 million of stock-based compensation expense was recognized for the year ended December 31, 2023.

2020 Employee Stock Purchase Plan

In June 2020, the Company’s board of directors adopted the ESPP with 20,400 shares of common stock reserved for future issuance under the ESPP. The ESPP also provides for automatic annual increases in the number of shares of common stock reserved for issuance. As of December 31, 2023 there were 71,450 total shares of common stock reserved for future issuance. The ESPP was suspended on November 6, 2022. All employee payroll withholdings related to the ESPP were either reimbursed or shares were purchased subsequent to the suspension of the program.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying consolidated statements of operations (in thousands):

	Year Ended December 31,
	2023	2022
Research and development	6,979	2,626
Selling, general and administrative	9,496	5,178
Total stock-based compensation expense	$16,475	$7,804

At December 31, 2023 there was $6.6 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.5 years and $7.5 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.6 years.

Note 12. Income Taxes

The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2023	2022
Current provision:
Federal	$—	$(546)
State	(15)	(347)
Foreign	—	126
	(15)	(767)
Deferred expense:
Federal	(75)	347
State	—	—
	(75)	347
Net income tax provision	$(90)	$(420)

The components of income tax benefit from continuing operations relate to the following (in thousands):

	Year Ended December 31,
	2023	2022
Income tax benefit at U.S. federal statutory rate	$(26,129)	$(10,343)
Cancellation of debt	8,161	—
Inducement loss	11,172	—
Extinguishment loss	1,336	—
Convertible debt and warrant liabilities	(3,781)	(4,390)
Derivative Liability	822	—
Stock-based compensation	2,687	1,504
Tax refunds	(35)	(900)
Change in valuation allowance	5,556	13,004
Other	121	705
Total income tax benefit	$(90)	$(420)

Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating losses and tax credit carryforwards. Significant components of the Company's deferred tax assets and deferred tax liabilities as of December 31, 2023 and 2022 are presented below (in thousands):

	December 31, 2023	December 31, 2022
Deferred tax assets:
Net operating losses and carryforwards	$139,735	$137,149
Section 174 Capitalization	7,536	4,027
Reserves	656	949
Accrued expenses	1,159	527
Lease liability	360	343
Stock-based compensation	1,460	2,591
Other, net	—	101
Total deferred tax assets	150,906	145,687
Deferred tax liabilities:
Fixed assets	(222)	(726)
Intangible assets	(1,110)	(1,201)
Investment in Enumera	(574)	(1,317)
ROU asset	(339)	(340)
Prepaid expenses	(271)	(743)
Convertible debt	—	(552)
Total deferred tax liabilities	(2,516)	(4,879)
Net deferred tax assets	148,390	140,808
Less: valuation allowance	(148,649)	(141,155)
Net deferred tax liabilities	$(259)	$(347)

The Company has established a valuation allowance against net deferred tax assets due to the uncertainty that such assets will be realized. The Company periodically evaluates the recoverability of the deferred assets. At such time as it is determined that it is more likely than not that the deferred tax asset will be realized, the valuation allowance will be reduced. The change in the valuation allowance for the year ended December 31, 2023 was an increase of $7.5 million.

At December 31, 2023, the Company had federal and state income tax net operating loss (“NOL”) carryforwards of approximately $500.3 million and $218.6 million, respectively. The U.S. federal NOLs will be carried forward indefinitely and state NOLs will begin to expire in various years, depending on the applicable jurisdiction. Federal NOL carryforwards generated post the Tax Cuts and Jobs Act of 2017 may be carried forward indefinitely, subject to the 80% taxable income limitation on the utilization of the carryforwards. In addition, the Company has federal and state research and expenditure credit carryforwards of approximately $8.5 million and $1.9 million, respectively, as of December 31, 2023. The federal research and expenditure credit will begin to expire after 2033 unless otherwise utilized and the state research and expenditure credit may be carried forward indefinitely.

Pursuant to Section 382 and Section 383 of the Internal Revenue Code, annual use of the Company’s NOL carryforwards and tax credit carryforwards may be limited as a result of cumulative changes of ownership resulting in a change of control of the Company. The Company performed a formal study through the date of the IPO and determined future utilization of tax attribute carryforwards are not limited per Section 382 of the Internal Revenue Code. The Company has not updated their 382 study since the IPO offering 2020. Any future changes may limit future utilization of tax attribute carryforwards. Due to the existence of the valuation allowance, limitations created by future ownership changes, if any, will not impact the Company's effective tax rate.

In accordance with ASC 740-10, Income Taxes—Overall, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more likely than not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. The Company has no uncertain tax positions at December 31, 2023.

The Company is subject to taxation in the United States and various U.S. state jurisdictions. Multiple tax years remain open to examination depending on the applicable jurisdiction. The Company’s policy is to recognize interest and penalties related to income tax matters in the provision for income taxes. At December 31, 2023, there were no interest and penalties related to uncertain tax positions.

Note 13. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	Year Ended December 31,
	2023	2022
Stock options to purchase common stock	763,012	582,557
Restricted stock units	2,537,357	278,112
Common stock warrant	48,475,911	2,331,597
Common stock issuable upon conversion of Convertible Notes	26,332,126	1,623,547
Total	78,108,406	4,815,813

Note 14. Employee Benefit Plan

The Company has a qualified 401(k) employee savings plan for the benefit of its employees ("401(k) Plan"). Substantially all employees are eligible to participate in the 401(k) Plan. Under the 401(k) Plan, employees can contribute and defer taxes on compensation contributed. The Company has the option to make discretionary profit-sharing contributions to the 401(k) Plan. The Company made employer contributions to the 401(k) Plan of $0.5 million for both of the years ended December 31, 2023 and 2022.

Note 15. Subsequent Events

From January 1, 2024 through March 27, 2024, the Company received net proceeds of $2.8 million, after deducting commissions and other offering expenses, from the sale of 2,591,662 shares under the ATM Sale Agreement. The Company sold such shares at a weighted average purchase price of $1.13 per share.

On March 8, 2024 the Company entered into an exchange agreement with a holder of the Company’s 2025 Convertible Notes, pursuant to which the Company agreed to acquire an aggregate of $5.6 million of 2025 Convertible Notes from the holder in exchange for (i) $3.8 million in aggregate principal amount of 2028 Convertible Notes, and (ii) accrued and unpaid interest on the 2025 Convertible Notes exchanged. The Company also entered into a note purchase agreement with the investor to purchase $2.8 million in aggregate principal amount of 2028 Convertible Notes from the Company for cash at par value. Additionally, as part of the agreements, the investor was granted warrants to purchase 2,000,000 shares of common stock.

On March 31, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to (1) the offering and sale of an aggregate of 5,454,548 shares of the Company’s common stock at an offering price of $1.10 per share in a registered direct offering (the “Offering”) and (2) the issuance of unregistered warrants to purchase up to 5,454,548 shares of Common Stock with an exercise price of $1.10 to certain accredited investors in a concurrent private placement (the “Private Placement”). The Offering and the Private Placement are expected to close on April 3, 2024. The Company expects to receive gross proceeds from the Offering of approximately $6 million before deducting placement agent fees and estimated offering expenses.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Management’s Evaluation of Disclosure Controls and Procedures

As of December 31, 2023, our management, with the participation and supervision of our principal executive officer and our principal financial officer, evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost benefit relationship of possible controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

As of December 31, 2023, our management assessed the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

Biographical and other information regarding our executive officers and directors is set forth below. There are no family relationships among any of our directors or executive officers.

Name	Age	Position
Executive Officers
Adi Mohanty	57	Chief Executive Officer and Director
Eric d'Esparbes	56	Chief Financial Officer
Clarke Neumann	60	SVP, General Counsel and Secretary
Non-Employee Directors
Jeffrey D. Alter (1)(3)	61	Independent Chairman of the Board
Jeffrey A. Ferrell (2)(3)	49	Independent Director
Jill Howe (1)(3)	48	Independent Director
Brian L. Kotzin, M.D. (2)	75	Independent Director
Lynne Powell (1)	57	Independent Director

(1)
Member of the Audit Committee
(2)
Member of the Compensation Committee
(3)
Member of the Nominating & Corporate Governance Committee (the "Nominating Committee")

Executive Officers

Adi Mohanty. Mr. Mohanty has served as our Chief Executive Officer and a member of our Board since November 2021. Prior to joining the Company, Mr. Mohanty founded EnCellX, Inc., a functional cell selection company, and he served as its Chief Executive Officer from December 2019 to November 2021. From 2014 to September 2018, he served as Chief Executive Officer, President and a member of the board of directors of BioTime (now Lineage Cell Therapeutics, Inc. (NYSE: LCTX)), a biotechnology company. Prior to BioTime, Mr. Mohanty served in various leadership roles at Transkaryotic Therapies, Inc., a biopharmaceutical company, and then at Shire PLC following its acquisition of Transkaryotic Therapies. Mr. Mohanty held several executive positions at Shire spanning global technical operations, product development and commercial operations. He was responsible for a global franchise in rare diseases with over $600 million in sales and operations in over 50 countries. His most recent role at Shire was as President of Regenerative Medicine, a full vertically integrated business unit of Shire with commercial and clinical products. Earlier in his career, Mr. Mohanty held a variety of management positions in the bioscience division of Baxter International Inc. (NYSE: BAX), a healthcare company. Mr. Mohanty previously served on the board of directors of Oncocyte Corp. (Nasdaq: OCX), a molecular diagnostics company, from 2015 to 2020 and Asterias Biotherapeutics, Inc., a cell therapy company, from 2015 to 2018. Mr. Mohanty earned his M.S. in Chemical Engineering from Clarkson University and his M.B.A. from Saint Mary’s College, California.

We believe Mr. Mohanty is qualified to serve on our Board because of his extensive leadership experience in the biotechnology industry.

Eric d’Esparbes. Mr. d’Esparbes has served as our Chief Financial Officer since May 2019 and he served as our interim Chief Executive Officer from September 2021 to November 2021. With a focus on establishing strong financial controls and resolving legacy company challenges, Mr. d’Esparbes led the effort to bring the Company public in 2020, raising capital to support the Company’s key innovation programs. He was also one of the leading forces behind its transformation into a highly focused biotherapeutics company. From 2014 to August 2018, Mr. d’Esparbes served as Chief Financial Officer of Innoviva, Inc. (Nasdaq: INVA), a publicly traded biotechnology company managing a portfolio of drug-device combination medicines for the treatment of asthma and chronic obstructive pulmonary disease, which are sold globally by GlaxoSmithKline, where he was responsible for all aspects of the finance function including financial accounting, capital planning, audit, tax and investor relations. Mr. d’Esparbes also served as the interim Principal Executive Officer of Innoviva from February 2018 to June 2018. Prior to this, Mr. d’Esparbes held leadership positions as Chief Financial Officer for Joule Unlimited, Vice President of Finance for global energy company AEI, Inc. and Chief Financial Officer for Meiya Power Company (now CNG New Energy), where he collaborated with large private equity investors to raise and optimize capital. In his previous CFO roles, he was responsible for profit and loss management of up to $3.5 billion annual global sales. Mr. d’Esparbes earned his bachelor’s degree from Hautes Études Commercial in Montréal, Canada.

Clarke Neumann, J.D. Mr. Neumann has served as our General Counsel and Secretary since September 2014. Previously, Mr. Neumann served as Vice President, Associate General Counsel and Assistant Secretary of Sequenom, Inc., a molecular diagnostic testing and genetics analysis company, from 2012 to 2014, as Vice President, General Counsel and Assistant Secretary from 2001 to

2012 and as Corporate Counsel from 1999 to 2001. From 1993 to 1999, Mr. Neumann was an attorney at Lyon & Lyon, LLP, specializing in intellectual property litigation, strategic counseling, business litigation and transactional matters. Mr. Neumann earned his B.S. in Chemical Engineering from Pennsylvania State University and his J.D. from Loyola Law School, Los Angeles.

Non-employee Directors

Jeffrey D. Alter. Mr. Alter has served as a member of our Board since January 2019 and as the Chairman of our Board since November 2021. Mr. Alter has served as Chief Executive Officer and as a member of the board of directors of Sound Inpatient Physicians, Inc., a multi-specialty physician practice, since September 2023. Mr. Alter served as Chief Executive Officer and as a member of the board of directors of Summit Health, a healthcare network, from October 2021 to January 2023. Prior to joining Summit Health, Mr. Alter served as the Executive Vice President of IngenioRX and Anthem Health Solutions, at Anthem, Inc. (NYSE: ANTM), a health benefits company, from September 2020 to October 2021. From July 2018 to September 2020, Mr. Alter served as President of Arcturus One Consulting, LLC, a consulting company. From 2004 to June 2018, he served in various executive leadership positions at UnitedHealthcare Inc., a health plan business, including as Chief Executive Officer of its commercial group from 2014 to June 2018, as Chief Executive Officer of its employer and individual business from 2011 to 2014, as Chief Executive Officer of the Northeast Region from 2008 to 2011, as Chief Operating Officer from 2005 to 2008 and as Chief Financial Officer of the Northeast Region from 2004 to 2005. Mr. Alter earned both his B.S. in Marketing and his M.B.A. in Finance from Saint John’s University, New York.

We believe Mr. Alter is qualified to serve on our Board because of his extensive leadership experience in the healthcare industry and finance experience.

Jeffrey A. Ferrell. Mr. Ferrell has served as a member of our Board since June 2014. Mr. Ferrell has served as the Managing Partner of Athyrium Capital Management, LP, a life sciences focused investment and advisory company, since 2008. Prior to Athyrium Capital, Mr. Ferrell served in a number of roles at Lehman Brothers Holdings Inc., a former financial services firm, including as Senior Vice President from 2005 to 2008 and as Vice President in its private equity division from 2002 to 2005. From 1997 to 2001, Mr. Ferrell served as a principal at Schroder Ventures Life Sciences, a healthcare fund. Mr. Ferrell previously served as a director of Lpath, Inc., a biotechnology company, from 2007 to 2016. Mr. Ferrell earned his A.B. in Biochemical Sciences from Harvard University.

We believe Mr. Ferrell is qualified to serve on our Board because of his extensive experience investing in and guiding early stage life sciences companies.

Jill Howe. Ms. Howe has served as a member of our Board since November 2021. Ms. Howe has served as Chief Financial Officer of Lineage Cell Therapeutics, Inc. (NYSE: LCTX), a biotechnology company, since November 2022. Prior to joining Lineage Cell Therapeutics, she served as Chief Financial Officer at DTx Pharma, Inc., a biotechnology company, from June 2021 to July 2022. Previously, Ms. Howe served as Treasurer and Vice President of Finance at Gossamer Bio, Inc. (Nasdaq: GOSS), a clinical-stage biopharmaceutical company, from January 2018 to June 2021, where she was the internal project lead for the company’s initial public offering, follow-on offering and debt offerings, and oversaw finance for 18 subsidiaries across the U.S. and Ireland. Prior to Gossamer Bio, she served as Controller of Amplyx Pharmaceuticals, Inc., a biopharmaceutical company, from 2016 to December 2017. She previously held positions, including as Controller and Director of Finance, at Receptos, Inc., a biotechnology company, and at Somaxon Pharmaceuticals, Inc., a specialty pharmaceutical company. Ms. Howe has served on the board of directors at Codagenix, Inc., a clinical stage synthetic biology company, since 2021. Ms. Howe earned a B.S. in Accountancy from San Diego State University.

We believe Ms. Howe is qualified to serve on our Board because of her financial expertise in the biotechnology industry.

Brian L. Kotzin, M.D. Dr. Kotzin has served as a member of our Board since June 2019. Dr. Kotzin has served as Chief Executive Officer of BL Kotzin, Inc., a consulting services company, since 2015. Dr. Kotzin served as Chief Medical Officer, Senior Vice President of Clinical Development and Head of Immunology at Nektar Therapeutics (Nasdaq: NKTR), a biopharmaceutical company, from April 2022 to June 2023, and has previously held various other leadership positions at Nektar, including serving as Senior Vice President of Clinical Development and Head of Immunology from September 2021 to April 2022, as Chief Medical Officer and Head of Clinical Development from January 2021 to September 2021 and as Senior Vice President of Clinical Development since April 2017. Prior to Nektar, from 2004 to 2015, Dr. Kotzin served as Vice President of Global Clinical Development and Head of the Inflammation Therapeutic Area at Amgen Inc. (Nasdaq: AMGN), a biopharmaceutical company. During his employment at Amgen, he also served as Vice President of Translational Sciences and Head of Medical Sciences from 2006 to 2011. From 1981 to 2004, Dr. Kotzin served as a faculty member in the Division of Rheumatology of the Department of Medicine and Department of Immunology at the University of Colorado Health Sciences Center in Denver, Colorado. During this time, he also served as Head of Clinical Immunology in the Department of Medicine and as director of the Autoimmunity Center of Excellence from 1998 to 2004. Dr. Kotzin has been elected as a Master of the American College of Rheumatology and is an elected

Member of the American Society of Clinical Investigation and the Association of American Physicians. He has served as a member of the board of directors of Kyverna Therapeutics, Inc., a cell therapy company, since 2019, Rigel Pharmaceuticals, Inc. (Nasdaq: RIGL), a biotechnology company, since 2017, and Genascence, Inc., a gene therapy biotechnology company, since 2022. Dr. Kotzin previously served as a member of the board of directors of Vera Therapeutics, Inc. (Nasdaq: VERA), a clinical stage biotechnology company, in 2020. Dr. Kotzin earned his M.D. from Stanford University and his B.S. in Mathematics from the University of Southern California.

We believe Dr. Kotzin is qualified to serve on our Board because of his extensive academic research experience in immunology and experience as a senior executive and board member for life sciences companies

Lynne Powell. Ms. Powell has served as a member of our Board since February 2019. Since September 2019 and October 2019, Ms. Powell has served as Chief Executive Officer and as a member of the board of directors, respectively, of Tavanta Therapeutics (formerly known as Druggability Technologies Holdings Ltd prior to a reorganization), a specialty pharmaceutical company. Prior to joining Tavanta, Ms. Powell served as Senior Vice President and Chief Commercial Officer of BioCryst Pharmaceuticals, Inc. (Nasdaq: BCRX), a biotherapeutics company, from 2015 to July 2019. From 2010 to 2014, Ms. Powell served as Senior Vice President of North American Commercial Operations at CSL Behring, a biotherapeutics company. She earned her B.S. in Applied Biology, Pharmacology & Toxicology from the University of East London and her M.B.A. from Monash University (Australia) and Warwick University (UK).

We believe Ms. Powell is qualified to serve on our Board because of her extensive experience as a senior executive and board member in the pharmaceutical industry.

Code of Business Conduct and Ethics

Our Board has adopted a Code of Business Conduct and Ethics that establishes the standards of ethical conduct applicable to all our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. It addresses, among other matters, compliance with laws and policies, conflicts of interest, corporate opportunities, regulatory reporting, external communications, confidentiality requirements, insider trading, proper use of assets and how to report compliance concerns. A copy of the code is available on our website at https://investors.bioratherapeutics.com/, under “Governance.” We intend to disclose any amendments to the code, or any waivers of its requirements, on our website to the extent required by applicable rules. Our Board is responsible for applying and interpreting the code in situations where questions are presented to it.

Audit Committee and Audit Committee Financial Expert

Our Board has a separately designated Audit Committee. The members of our Audit Committee are Mr. Alter, Ms. Howe, and Ms. Powell, each of whom qualifies as an “independent” director for audit committee purposes, as defined under Nasdaq listing rules and the rules and regulations established by the SEC. Ms. Howe qualifies as an “audit committee financial expert,” as that term is defined in the rules and regulations established by the SEC, and all members of the Audit Committee are “financially literate” under Nasdaq listing rules.

Item 11. Executive Compensation.

Our named executive officers (“NEOs”) for 2023, which consist of our principal executive officer and the next two most highly-compensated executives who served during the year ended December 31, 2023, are:

•
Adi Mohanty, our Chief Executive Officer, or CEO;
•
Eric d’Esparbes, our Chief Financial Officer and former interim CEO; and
•
Clarke Neumann, our SVP, General Counsel and Secretary.

2023 Summary Compensation Table

The following table summarizes the compensation awarded to, earned by, or paid to our NEOs for 2023 and 2022.

Name and Principal Position	Year	Salary ($)	Stock Awards ($)(1)	Option Awards ($)(1)	Non-Equity Incentive Plan Compensation ($)(2)	All Other Compensation ($)(3)	Total ($)
Adi Mohanty	2023	574,141	2,154,881	—	388,125	21,870	3,139,017
Chief Executive Officer	2022	550,000	1,171,875	1,492,015	288,750	20,070	3,522,710
Eric d'Esparbes	2023	500,816	848,997	—	225,573	21,870	1,597,256
Chief Financial Officer	2022	486,130	450,998	576,680	146,003	19,773	1,679,584
Clarke Neumann	2023	483,034	808,302	—	217,641	23,940	1,532,917
SVP, General Counsel and Secretary	2022	464,550	364,815	466,527	139,514	20,070	1,455,476

(1)
Amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718) of stock awards and stock options granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 11 to our consolidated financial statements, Stock-Based Compensation. These amounts may not correspond to the actual value eventually realized by each NEO because the value depends on the market value of our common stock at the time the award vests or is exercised.
(2)
On January 30, 2024, the Compensation Committee approved the non-equity incentive plan compensation earned in respect of 2023 as shown in the 2023 Summary Compensation Table for Eric d'Esparbes and Clarke Neumann and on February 6, 2024 the Board of Directors approved the non-equity incentive plan compensation earned in respect of 2023 as shown in the 2023 Summary Compensation Table for Adi Mohanty. Such bonuses are expected to be paid no later than June 30, 2024.
(3)
For each NEO, the amounts shown in this column represent the value of life insurance premiums paid by the Company and the value of 401(k) contributions made by the Company.

Outstanding Equity Awards at 2023 Fiscal-Year End Table

The following table sets forth information regarding outstanding equity awards as of December 31, 2023 for each of our NEOs.

	Option Awards						Stock	Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)

Adi Mohanty	11/8/2021	(1)	43,476	39,999	88.50	11/8/2031	—	—
	5/15/2022	(2)	39,506	60,310	18.75	5/15/2032	—	—
	8/15/2023	(10)	—	—	—	—	559,450	755,258
Eric d'Esparbes	1/9/2020	(3)	1,136	—	247.25	1/9/2030	—	—
	1/15/2020	(4)	3,568	76	247.25	1/15/2030	—	—
	3/4/2020		311	—	244.00	3/4/2030	—	—
	8/15/2020	(5)	2,522	431	192.75	8/15/2030	—	—
	3/15/2021		2,718	—	118.25	3/15/2031	—	—
	4/15/2021	(6)	4,834	2,197	85.25	4/15/2031	—	—
	4/15/2022	(7)	6,562	8,438	25.00	4/15/2032	—	—
	5/15/2022	(8)	7,874	11,025	18.75	5/15/2032	—	—
	8/15/2023	(10)	—	—	—	—	219,650	296,528
Clarke Neumann	9/10/2014		1,035	—	162.18	9/10/2024	—	—
	2/1/2015		388	—	268.75	2/1/2025	—	—
	2/24/2016		388	—	313.53	2/24/2026	—	—
	1/9/2020	(3)	1,810	—	247.25	1/9/2030	—	—
	3/4/2020	(9)	1,334	58	244.00	3/4/2030	—	—
	3/4/2020		257	—	244.00	3/4/2030	—	—
	8/15/2020	(5)	1,437	246	192.75	8/15/2030	—	—
	3/15/2021		3,565	—	118.25	3/15/2031	—	—
	4/15/2021	(6)	5,039	2,290	85.25	4/15/2031	—	—
	4/15/2022	(7)	5,235	6,732	25.00	4/15/2032	—	—
	5/15/2022	(8)	6,460	9,049	18.75	5/15/2032	—	—
	8/15/2023	(10)	—	—	—	—	210,175	283,736

(1)
The stock options granted on November 8, 2021 vest over a four-year period, with 25% vesting on the one-year anniversary of the date of grant and then in equal monthly installments thereafter.
(2)
The stock options granted on May 15, 2022 vest over a four-year period, with 25% vesting on the one-year anniversary of the date of grant and then in equal monthly installments thereafter.
(3)
On January 9, 2020, our Board and stockholders approved the reduction of the exercise price of the stock options to $247.25 to reflect the current fair market value of our common stock on such date.
(4)
The stock options granted on January 15, 2020 vest over a four-year period, with 25% vesting on the one-year anniversary of the date of grant and then in equal monthly installments thereafter.
(5)
The stock options granted on August 15, 2020 vest over a four-year period, in equal monthly installments ending on July 15, 2024.
(6)
The stock options granted on April 15, 2021 vest over a four-year period in equal monthly installments ending on March 15, 2025.
(7)
The stock options granted on April 15, 2022 vest over a four-year period in equal monthly installments ending on April 15, 2026.
(8)
The stock options granted on May 15, 2022 vest over a four-year period in equal monthly installments ending on May 15, 2026.
(9)
The stock options granted on March 4, 2020 vested over a four-year period in equal monthly installments ending on February 4, 2024.
(10)
The RSUs granted on August 15, 2023 vest 25% on August 15, 2024 and thereafter in semi-annual installments beginning on February 15, 2025 and ending on August 15, 2027.

Employment Agreements

We do not have employment agreements with any of our NEOs at this time, but, in connection with Messrs. Mohanty’s, d’Esparbes’ and Neumann’s commencement of employment, we extended offer letters to each of them that provide for base salary, participation in benefit plans and eligibility to earn an annual bonus. In addition, the offer letters provided for the grant of stock options and, in some cases, restricted stock units ("RSUs"), to each NEO, which are reflected in the Outstanding Equity Awards at 2023 Fiscal-Year End Table above. The offer letters also included a brief protection of confidential information commitment and related representations.

Base Salary

Messrs. Mohanty’s, d’Esparbes’ and Neumann’s base salaries for 2023 were $575,000, $501,275 and $483,647, respectively, and such amounts represent ordinary course increases from the prior year equal to 4.5%, 3% and 4%, respectively. At the beginning of fiscal year 2024, the Compensation Committee approved ordinary course increases in base salary for Messrs. Mohanty, d’Esparbes and Neumann equal to 4.0%, 2.7% and 2.3%, respectively, resulting in base salaries equal to $598,000, $515,000 and $495,000, respectively.

Incentive Compensation

Annual Incentive. For fiscal 2023 our NEOs were eligible to receive an annual incentive bonus determined as a percentage of base salary based upon the achievement of pre-established corporate performance goals, which for 2023 included NaviCap Phase 1 IND submission weighted at 15%, NaviCap Phase 1 first patient in weighted at 15%, NaviCap Phase 1 last patient out weighted at 20%, NaviCap Functional DDS3 prototype device (performance demonstrated on benchtop) weighted at 10%, BioJet Preclinical PK data that supports further development with collaborator agreement weighted at 10%, sign broader Pharma partnership for BioJet (contingent on preclinical data) weighted at 10%, manage corporate spend within budget weighted at 10%, financing activities to support operations weighted at 10%, and stretch goal to optimize capital structure (reduce/remove debt) weighted at 10%. For 2023, the target award opportunities were 75%, 50% and 50% of base salary for each of Messrs. Mohanty, d’Esparbes and Neumann, respectively. Performance was measured at fiscal year-end and the Compensation Committee and the Board of Directors determined that the corporate goals were achieved at 90% and as a result decided to award bonuses as reported in the 2023 Summary Compensation Table for Messrs. Mohanty, d'Esparbes and Neumann.

Equity Incentive. We maintain our 2018 Equity Incentive Plan (as amended, the "2018 Plan") pursuant to which we currently grant stock option and RSU awards to eligible participants. We also maintain our 2021 Inducement Plan (the "2021 Plan"), pursuant to which we granted equity awards to Mr. Mohanty as a material inducement to his entry into employment with us in 2021. In March and August of 2023, each NEO received equity awards under the 2018 Plan in the form of RSUs, subject to our standard four-year vesting schedule. The equity awards were awarded in two tranches due to limited available shares in our 2018 Plan prior to approval by our stockholders in June 2023 to increase the number of shares authorized under our 2018 Plan.

Post-Employment Compensation and Change in Control Payments and Benefits

In December 2019, our Board adopted the Biora Therapeutics, Inc. Severance Plan (the “Severance Plan”), pursuant to which certain senior employees, including our NEOs, may become eligible to receive compensation and benefits upon certain qualifying terminations of employment. In the event that an NEO is terminated by the company without cause or voluntarily terminates employment with good reason (with “cause” and “good reason” each as defined in the Severance Plan), in either case more than three months prior to or 13 months or more following a change in control (as defined in the Severance Plan), subject to execution of a general release of claims in favor of the company and compliance with various standard restrictive covenants (such as protection of confidential information and non-disparagement commitments), the NEO is entitled to receive: (i) continued payment of base salary (for a period of 12 months, in the case of our CEO and Mr. d’Esparbes, and for a period of nine months, in the case of Mr. Neumann); and (ii) payment of the before-tax cost of the NEO’s premiums to continue coverage (the “Continued Coverage”) for the NEO and the NEO’s eligible dependents, if any, under the company’s health, vision and/or dental benefit plans to the extent such NEO (and eligible dependents, if applicable) were enrolled prior to such termination (for a period of 12 months, in the case of our CEO and Mr. d’Esparbes, and for a period of nine months, in the case of Mr. Neumann) ((i) and (ii) collectively, the “Non-Change in Control Benefits”). In the event that an NEO is terminated by the company without cause or voluntarily terminates employment with good reason, in either case within the period that is three months prior to or 13 months following a change in control, subject to execution of a general release of claims in favor of the company, the NEO is entitled to receive: (i) a lump sum payment within 30 days of the change in control equal to 24 months of base salary for the CEO and Mr. d’Esparbes and 18 months of base salary for Mr. Neumann; (ii) a lump sum payment within 30 days of the change in control equal to the NEO’s average cash incentive bonus earned for the two most recently completed fiscal years multiplied by 2, in the case of the CEO and Mr. d’Esparbes, and by 1.5, in the case of Mr. Neumann; (iii) the Continued Coverage for a period of 24 months (or such shorter period as required by law), in the case of the CEO and Mr. d’Esparbes, and 18 months, in the case of Mr. Neumann; and (iv) all unvested time-based equity awards will accelerate in full and all unvested performance-based equity awards that are outstanding as of the termination date will vest, if at all, based on actual performance for the portion of the performance period ending shortly prior to the occurrence of the change in control as if such partial performance period were the entire performance period.

401(k) Plan

We offer our eligible full-time employees, including our NEOs, the opportunity to participate in our tax-qualified 401(k) plan. Employees can contribute 1% to 85% of their eligible earnings up to the Internal Revenue Service’s annual limits, which is generally $23,000 for 2024. We provide a match of 60% of the first 10% contributed. The matches we provided to our NEOs in 2023 are reflected in the “All Other Compensation” column of the 2023 Summary Compensation Table above. The matching funds that we provide are 100% vested after the completion of one year of service.

Other Benefits

We do not maintain any defined benefit pension plans or any nonqualified deferred compensation plans. We previously maintained an Employee Stock Purchase Plan in order to enable eligible employees, including our eligible NEOs, to purchase shares of our common stock at a discount, but that plan was suspended in 2022.

Clawback Policy

Effective as of October 2, 2023, we adopted a clawback policy intended to comply with the requirements of Nasdaq Listing Standard 5608 implementing Rule 10D-1 under the Exchange Act. In the event the Company is required to prepare an accounting restatement of the Company’s financial statements due to material non-compliance with any financial reporting requirement under the federal securities laws, the Company will recover, on a reasonably prompt basis, the excess incentive-based compensation received by any covered executive, including the NEOs, during the prior three fiscal years that exceeds the amount that the executive otherwise would have received had the incentive-based compensation been determined based on the restated financial statements.

Director Compensation

Outside Director Compensation Policy

We adopted a policy for compensating our non-employee directors with a combination of cash and equity, with such equity awards being subject to the terms and conditions of our 2018 Plan and the RSU Agreement and Stock Option Agreement thereunder, and related forms of grant notices approved by the Board.

Cash Compensation. Each of our non-employee directors is eligible to receive a $50,000 ($90,000 for our Chairman, Jeffrey D. Alter) annual cash retainer for serving as a member of the Board as well as the following additional annual cash retainers for their committee service:

	Chair	Member
Audit Committee	$20,000	$8,000
Compensation Committee	15,000	6,000
Nominating Committee	10,000	5,000

Each annual cash retainer and additional annual fee is paid quarterly in advance on a prorated basis. In addition, we reimburse all of our directors for their reasonable out-of-pocket expenses, including travel, food and lodging, incurred by them in connection with attendance at Board and committee meetings.

Equity Compensation. New non-employee directors are entitled to receive an initial equity grant of 30,000 RSUs and 30,000 stock options. Subject to the director’s continued service, such initial equity awards vest in equal annual installments over a three-year period following the date of grant. In addition, in 2023 each non-employee director was entitled to receive an annual equity grant of 12,500 RSUs and 12,500 stock options vesting, subject to continued service through such date, on the earlier of (i) the one-year anniversary of the date of grant or (ii) the date of the following year’s annual meeting of stockholders.

Fiscal Year 2023 Outside Director Compensation Table

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Option Awards ($)(1)	All Other Compensation ($)		Total ($)
Jeffrey D. Alter	$103,000	58,688	46,424	—		208,112
Jeffrey A. Ferrell	—	—	—	—		—
Jill Howe	75,000	58,688	46,424	—		180,112
Brian L. Kotzin, M.D.	65,000	58,688	46,424	15,000	(3)	185,112
Lynne Powell	58,000	58,688	46,424	—		163,112
Surbhi Sarna (4)	28,000	—	—	—		28,000

(1)
Amounts shown in this column represent the aggregate grant date fair value (calculated in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 “Compensation—Stock Compensation”) of stock awards and stock options granted during the year. A description of the methodologies and assumptions we use to value equity awards and the manner in which we recognize the related expense are described in Note 11 to our consolidated financial statements, Stock-Based Compensation. These amounts may not correspond to the actual value eventually realized by each director because the value depends on the market value of our common stock at the time the award vests or is exercised. As of December 31, 2023, Mr. Alter held 12,500 RSUs and 21,679 stock options, Mr. Ferrell held no RSUs and no stock options, Ms. Howe held 14,035 RSUs and 21,767 stock options, Dr. Kotzin held 12,500 RSUs and 21,679 stock options, Ms. Powell held 12,500 RSUs and 21,679 stock options, and Ms. Sarna held no RSUs and no stock options.
(2)
Mr. Ferrell elected not to receive any compensation from us for his services in 2023.
(3)
Represents amounts received pursuant to a consulting agreement between the Company and Dr. Kotzin.
(4)
Ms. Sarna served as a director until the 2023 Annual Meeting of Stockholders.

Mr. Mohanty did not receive any additional compensation for his 2023 Board service. The compensation received by Mr. Mohanty for his services to us as our Chief Executive Officer is presented in the 2023 Summary Compensation Table below.

Indemnification Agreements

We have entered into indemnification agreements with our officers and directors. The indemnification agreements and our Bylaws require us to indemnify these individuals to the fullest extent permitted by Delaware law.

Compensation Committee Interlocks

None of the members of our Compensation Committee has at any time during the prior three years been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. For more information regarding transactions involving entities affiliated with certain members of the Compensation Committee, please see transactions described under “Certain Relationships and Transactions” in Item 13. Certain Relationships and Related Transactions, and Director Independence.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Unless otherwise specified below, the following table presents information regarding beneficial ownership of our common stock as of March 1, 2024 by:

•
each stockholder or group of stockholders known by us to be the beneficial owner of more than 5% of our outstanding common stock;
•
each of our directors;
•
each of our NEOs; and
•
all of our current directors and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the SEC, and thus represents voting or investment power with respect to our securities. Under such rules, beneficial ownership includes any shares over which the individual has sole or shared voting power or investment power as well as any shares that the individual has the right to acquire within 60 days after the date of this table. To our knowledge and subject to applicable community property rules, and except as otherwise indicated below, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned.

The percentage ownership information shown in the column titled “Percentage of Shares Beneficially Owned” in the table below is based on 29,336,364 shares of our common stock outstanding as of March 1, 2024 (plus any shares such person has the right to acquire within 60 days after the date of this table). Unless otherwise indicated, the address of each individual listed in this table is the Company’s address set forth on the cover of this Annual Report on Form 10-K.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Greater than 5% Holders
Entities affiliated with Athyrium Capital Management, LP(1)	18,333,122	49.90%
Entities affiliated with Davidson Kempner Capital Management(2)	12,687,978	30.19%
Entities affiliated with Highbridge Tactical(3)	6,000,365	17.29%
Named Executive Officers and Directors
Adi Mohanty(4)	259,296	*
Jeffrey D. Alter(5)	15,725	*
Jeffrey A. Ferrell(1)	18,333,122	49.90%
Jill Howe(6)	12,989	*
Brian L. Kotzin, M.D.(7)	14,925	*
Lynne Powell(8)	14,925	*
Eric d'Esparbes(9)	92,267	*
Clarke Neumann(10)	82,062	*
All current directors and executive officers as a group (8 persons)(11)	18,852,311	50.97%

* Represents beneficial ownership of less than one percent.

(1)
Based solely on certain Company records and a Schedule 13D/A filed on December 20, 2023 and includes shares of common stock, shares of common stock issuable upon conversion of the 11.00% / 13.00% Convertible Senior Secured Notes due 2028 (the “11.00% / 13.00% Convertible Notes”) and shares underlying certain warrants held by certain affiliates of Athyrium Capital Management, LP (“Athyrium”), and excludes shares underlying the 11.00% / 13.00% Convertible Notes and certain warrants that are subject to certain limitations on the ability on the ability of the holders of such notes or warrants to convert or exercise, applicable, if the holders’ beneficial ownership of common stock (together with its affiliates and certain attribution parties) would exceed 49.9% of the outstanding shares of common stock. Consists of (a) 12,958,820 shares of common stock owned by Athyrium Opportunities III Co-Invest 1 LP (“Co-Invest LP”), (b) 671,917 shares of common stock owned by Athyrium Opportunities III Acquisition LP (“Acquisition LP”), (c) 4,519,052 shares of common stock owned by Athyrium Opportunities III Acquisition 2 LP (“Acquisition 2 LP” and, together with Acquisition LP, the “AOIII Acquisition Funds”) and (d) 183,333 shares of common stock owned by Athyrium Opportunities 2020 LP (“2020 LP” and, together with Co-Invest LP and the AOIII Acquisition Funds, the “Funds”). Voting and investment power with respect to the shares of the Company’s common stock held by the Funds may be deemed to be shared by certain affiliated entities. Athyrium Opportunities Associates III LP (“Associates III LP”) is the General Partner of the AOIII Acquisition Funds and 2020 LP. Athyrium Opportunities Associates III GP LLC (“Associates III GP”) is the General Partner of Associates III LP. Athyrium Opportunities Associates Co-Invest LLC (“Associates Co-Invest”) is the General Partner of Co-Invest LP. Athyrium Funds GP Holdings LLC (“GP Holdings”) is the Managing Member of Associates Co-Invest and Associates III GP. Jeffrey A. Ferrell, a member of the Company’s Board, serves as the Managing Member of GP Holdings and the President of Associates III GP and Associates Co-Invest, and in his capacity as such, may be deemed to exercise shared voting and investment power over the shares owned by the Funds. Mr. Ferrell and each of the foregoing entities disclaim beneficial ownership of such shares except to the extent of his or its pecuniary interest therein. The business address of each of the above entities and Mr. Ferrell is c/o Athyrium Capital Management, LP, 505 Fifth Avenue, Floor 18, New York, New York 10017.
(2)
Based solely on certain Company records. Consists of (a) 1,993,991 shares of common stock underlying certain exercisable warrants and 10,334,820 shares of common stock issuable upon the conversion of the 11.00% / 13.00% Convertible Notes held by Davidson Kempner Arbitrage, Equities and Relative Value LP and (b) 58,090 shares of common stock underlying certain exercisable warrants and 301,077 shares of common stock issuable upon the conversion of the 11.00% / 13.00% Convertible Notes held by M.H Davidson & Co. The business address of such affiliates of Davidson Kempner Capital Management is 520 Madison Avenue, 30th Floor, New York, New York 10022.
(3)
Based solely on certain Company records. Consists of (a) 500,000 shares of common stock, 757,728 shares of common stock underlying certain exercisable warrants and 3,542,307 shares of common stock issuable upon the conversion of the 11.00% / 13.00% Convertible Notes held by certain affiliates of Highbridge Tactical Credit Master Fund, L.P and (b) 125,000 shares of common stock, 189,432 shares of common stock underlying certain exercisable warrants and 885,898 shares of common stock issuable upon the conversion of the 11.00% / 13.00% Convertible Notes held by certain affiliates of Highbridge Tactical Credit Institutional Fund, Ltd . The business address of such affiliates of Highbridge Tactical is 277 Park Ave, 23rd Floor, New York, New York, 10172.
(4)
Consists of (a) 161,042 shares of common stock and (b) 98,254 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(5)
Consists of (a) 6,546 shares of common stock and (b) 9,179 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(6)
Consists of (a) 5,381 shares of common stock and (b) 7,608 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(7)
Consists of (a) 5,746 shares of common stock and (b) 9,179 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(8)
Consists of (a) 5,746 shares of common stock and (b) 9,179 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(9)
Consists of (a) 59,012 shares of common stock and (b) 33,255 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(10)
Consists of (a) 52,018 shares of common stock and (b) 30,044 shares of common stock underlying options that are exercisable as of the date of this table or will become exercisable within 60 days after such date.
(11)
Consists of those shares described in footnotes (1) and (4) through (10) above.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table contains information about our equity compensation plans as of December 31, 2023. As of such date, we had outstanding awards under six equity compensation plans: our 2011 Incentive Stock Plan (the "2011 Plan"),Second Amended and Restated 2012 Stock Plan (the :2012 Plan"), our 2015 Consultant Stock Plan (the "2015 Plan"), our 2018 Plan, our 2020 Employee Stock Purchase Plan ("the "ESPP") and our 2021 Plan.

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)(1)	(c)
Equity compensation plans approved by
security holders	3,136,913	(2)	$29.16	3,397,586	(3)
Equity compensation plans not approved by
security holders	163,456	(4)	$60.13	63,964	(5)
Total	3,300,369		$36.23	3,461,550

(1)
The weighted-average exercise price does not take into account the shares issuable upon vesting of outstanding RSU awards, which have no exercise price.
(2)
Consists of stock options to purchase 634,556 shares of our common stock and 2,502,357 RSUs granted under our 2018 Plan, our 2011 Plan, our 2012 Plan and our 2015 Plan.
(3)
Represents 3,302,136 shares of our common stock reserved for future grants under our 2018 Plan and 95,450 shares reserved for issuance under our ESPP. Excludes 4,237,838 that were added to our 2018 Plan on January 1, 2024 pursuant to the evergreen provisions thereunder that provide for automatic annual increases on January 1 of each year until January 1, 2030 equal to 4% of our outstanding shares as of the preceding December 31 (or such lesser amounts as approved by the Board). Our ESPP was suspended effective November 6, 2022.
(4)
Consists of stock options to purchase 128,456 shares of our common stock and 35,000 RSUs granted under our 2021 Plan.
(5)
Represents shares of our common stock reserved for future grants under our 2021 Plan.

Material Features of the 2021 Inducement Plan

On November 3, 2021, the Board approved and adopted the 2021 Plan for the grant of awards to individuals not previously an employee or non-employee director of the Company (or following a bona fide period of non-employment with the Company), as an inducement material to the individual’s entry into employment with the Company within the meaning of Rule 5635(c)(4) of the Nasdaq Listing Rules (“Rule 5635(c)(4)”). The Inducement Plan was approved by the independent directors of the Board without stockholder approval pursuant to Rule 5635(c)(4). The Inducement Plan was established with the purpose of helping the Company secure and retain the services of eligible award recipients, provide incentives for such persons to exert maximum efforts for the success of the Company and any affiliate and provide a means by which the eligible recipients may benefit from increases in the value of our common stock. Subject to adjustment for certain changes in our capitalization, the maximum aggregate number of shares that may be issued under the Inducement Plan is 260,000. The Inducement Plan permits the grant of non-statutory stock options, stock appreciation rights, restricted stock, RSUs, performance stock awards and other awards based in whole or part by reference to shares of our common stock.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following is a summary of each transaction or series of similar transactions since January 1, 2022, or any currently proposed transaction, to which we were or are a party in which:

•
the amount involved exceeds $120,000; and
•
any related person (including our directors, executive officers, beneficial owners of more than 5% of our common stock, and any members of their immediate family) had or will have a direct or indirect material interest, other than compensation and other arrangements that are described under the section titled “Executive Compensation” or that were approved by our Compensation Committee.

Beneficial ownership of securities is determined in accordance with the rules of the SEC.

Related Party Transactions

Convertible Notes, Securities Purchase Agreement and Warrants

In November 2022, we entered into a securities purchase agreement with affiliates of Athyrium relating to the offering and sale of an aggregate of 500,250 shares of common stock and accompanying warrants to purchase 500,250 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering. The warrants have an exercise price of $8.22 per share and will become exercisable commencing six months following the date of issuance and will expire five years following the initial exercise date. The Company received approximately $3.75 million in gross proceeds from the offering as an in-kind payment. The in-kind payment was in the form of a waiver of the Company’s cash interest payment obligation of approximately $3.75 million due on our 7.25% Convertible Senior Notes due 2025 (the 7.25% Convertible Notes") for the payment date occurring on December 1, 2022. Additionally, the Company agreed with Athyrium to amend outstanding warrants previously issued in 2021 to purchase up to 323,886 shares of common stock with an exercise price of $71.00 per share (the "Amended Warrants"). The Amended Warrants have an amended exercise price of $8.22 per share, will become exercisable on May 9, 2023 and will expire five years following the initial exercise date.

In September 2023, we entered into a convertible notes exchange agreement for common stock and warrants (the “September 2023 Exchange Agreement”) with certain affiliates of Athyrium, pursuant to which $50,000,000 aggregate principal amount of the 7.25% Convertible Notes was exchanged for (1) an aggregate of 9,235,281 shares of common stock, (2) pre-funded warrants to purchase an aggregate of 7,399,226 shares of common stock (“September 2023 Pre-Funded Warrants”), (3) warrants to purchase an aggregate of 16,634,507 shares of common stock (“September 2023 Warrants”), and (4) accrued and unpaid interest paid in cash on the 7.25% Convertible Notes exchanged to, but excluding, the closing date. The September 2023 Pre-Funded Warrants have an exercise price of $0.001 per share and are exercisable at any time on or after September 18, 2023 until such September 2023 Pre-Funded Warrants have been fully exercised in accordance with their terms. The September 2023 Warrants have an exercise price of $3.01 per share and are exercisable at any time on or after September 18, 2023 until September 18, 2026. Each of the September 2023 Pre-Funded Warrants and the September 2023 Warrants are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock (together with its affiliates and certain attribution parties) would exceed 49.9% of the outstanding common stock.

In December 2023, we entered into a convertible notes purchase agreement (the “December 2023 Purchase Agreement”) with certain affiliates of Athyrium, pursuant to which such affiliates of Athyrium purchased $6,953,000 aggregate principal amount of the 11.00% / 13.00% Convertible Notes and warrants to purchase an aggregate of 2,085,372 shares of common stock (such warrants, “December 2023 Additional Warrants”), which warrants were issued to and are directly held by such affiliates of Athyrium pursuant to the terms of the December 2023 Purchase Agreement, from the Company in exchange for an aggregate of $6,953,000 in interest that had accrued but not yet been paid to such affiliates of Athyrium under the 7.25% Convertible Notes.

In December 2023, we entered into a convertible notes exchange agreement for new notes and warrants (the “December 2023 Exchange Agreement”) with certain affiliates of Athyrium, pursuant to which such affiliates of Athyrium exchanged (1) $13,906,000 aggregate principal amount of 7.25% Convertible Notes for $10,430,000 aggregate principal amount of 11.00% / 13.00% Convertible Notes, together with accrued and unpaid interest on the 7.25% Convertible Notes exchanged, and (2) $39,594,000 aggregate principal amount of 7.25% Convertible Notes for warrants to purchase an aggregate of 5,039,236 shares of common stock (“December 2023 Exchange Warrants”), which warrants were issued to and are directly held by such affiliates of Athyrium pursuant to the terms of the December 2023 Exchange Agreement, together with accrued and unpaid interest on the 7.25% Convertible Notes exchanged. All accrued and unpaid interest on 7.25% Convertible Notes exchanged pursuant to the December 2023 Exchange Agreement was used to pay the purchase price owing pursuant to the December 2023 Purchase Agreement. The 11.00% / 13.00% Convertible Notes are subject to certain limitations on conversion, and limitations on the Company’s ability to issue common stock to satisfy obligations under the 11.00% / 13.00% Convertible Notes, including a limitation on the ability of the holder to convert or the Company to issue common stock if the holder’s beneficial ownership of common stock (together with its affiliates and certain attribution parties) would, in the case of Acquisition LP and Co-Invest LP, exceed 49.9% of the outstanding common stock. The December 2023 Additional Warrants have an exercise price of $5.00 per share and are exercisable at any time on or after December 19, 2023 until December 19, 2028. The December 2023 Exchange Warrants have an exercise price of $5.50 per share and are exercisable at any time on or after December 19, 2023 until December 19, 2028. Each of the December 2023 Additional Warrants and the December 2023 Exchange Warrants are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock (together with its affiliates and certain attribution parties) would exceed 49.9% of the outstanding common stock.

In December 2023, we entered into a convertible notes purchase agreement with entities affiliated with Davidson Kempner
Capital Management ("DK"), pursuant to which DK purchased $6,842,000 aggregate principal amount of the 11.00% / 13.00% Convertible Notes, Additional Warrants to purchase an aggregate of 2,052,081 shares of common stock and warrants to purchase an aggregate of 5,030,882 shares of common stock (such warrants, “December 2023 Commitment Warrants”). The December 2023 Commitment Warrants have an exercise price of $1.36 per share and are exercisable at any time on or after December 19, 2023 until December 19, 2028. Additionally, as part of the December 2023 Exchange Agreement, we entered into the agreement with certain affiliates of DK, pursuant to which such affiliates of DK exchanged $13,000,000 aggregate principal amount of 7.25% Convertible Notes for $9,750,000 aggregate principal amount of 11.00% / 13.00% Convertible Notes.

In December 2023, we entered into a convertible notes purchase agreement with entities affiliated with Highbridge Tactical ("Highbridge"), pursuant to which Highbridge purchased $3,158,000 aggregate principal amount of the 11.00% / 13.00% Convertible Notes, December 2023 Additional Warrants to purchase an aggregate of 947,160 shares of common stock and December 2023 Commitment Warrants to purchase an aggregate of 2,322,059 shares of common stock. Additionally, as part of the December 2023 Exchange Agreement, we entered into the agreement with certain affiliates of Highbridge, pursuant to which such affiliates of Highbridge exchanged $6,000,000 aggregate principal amount of 7.25% Convertible Notes for (1) $3,750,000 aggregate principal amount of 11.00% / 13.00% Convertible Notes and (2) 625,000 shares of common stock.

In November 2022, we entered into a securities purchase agreement with Armistice Capital Master Fund Ltd. (together with its affiliates, “Armistice”) relating to the offering and sale of an aggregate of 800,000 shares of common stock and accompanying warrants to purchase 800,000 shares of common stock, at a combined purchase price of $7.50 per share and accompanying warrant in a registered direct offering. Following this transaction, Armistice became a related party due to greater than 5% ownership. On January 12, 2023, the Company issued warrants to purchase 90,000 shares of common stock to Armistice in exchange for Armistice’s agreement to waive the lockup provisions contained in the November 2022 offering securities purchase agreement. The warrant has an exercise price of $8.22, is exercisable beginning on May 9, 2023 and expires on May 9, 2028.

Fourth Amended and Restated Investors’ Rights Agreement

We are party to a fourth amended and restated investors’ rights agreement, effective as of August 27, 2019, as amended, which provides certain holders of our capital stock, including funds managed by Athyrium, with certain registration rights, including the right to demand that we file a registration statement or request that their shares be covered by a registration statement that we are otherwise filing. The registration of shares of the Company’s common stock pursuant to the exercise of registration rights described below would enable holders to sell these shares without restriction under the Securities Act of 1933, as amended (the “Securities Act”) when the registration statement is declared effective. We will pay all expenses related to any demand, piggyback, or Form S-3 registration described below, with the exception of underwriting discounts and commissions. The registration rights described below will expire (i) five years after the completion of the Company’s initial public offering, (ii) with respect to any particular holder, at the time that such holder can sell all its registrable securities under Rule 144 or another similar exemption under the Securities Act without limitation during a three-month period without registration or (iii) upon termination of the fourth amended and restated investors’ rights agreement.

Demand Registration Rights

At any time beginning on January 14, 2021, the holders of 50% or more of the registrable securities then outstanding may make a written request that we register all or a portion of their shares, subject to certain specified exceptions. Such request for registration must cover securities with an aggregate offering price, net of underwriting discounts and commissions, of at least $20,000,000. We will prepare and file a registration statement as requested, unless, in the good faith judgment of the Board, such registration would be seriously detrimental to the Company and its stockholders and filing should be deferred. We may defer only once in any 12-month period, and such deferral shall not exceed 120 days after receipt of the request. In addition, we are not obligated to effect more than two of these registrations within any 12-month period or if the holders’ proposed registered securities may be immediately registered on Form S-3.

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

Form S-3 Registration Rights

At any time after we are qualified to file a registration statement on Form S-3, and subject to limitations and conditions, the holders of 50% or more of the registrable securities then outstanding are entitled to written notice of such registration and may make a written request that we prepare and file a registration statement on Form S-3 under the Securities Act covering their shares, so long as the aggregate price to the public, net of the underwriters’ discounts and commissions, is at least $10,000,000. We will prepare and file the Form S-3 registration as requested, unless, in the good faith judgment of the Board, such registration would be seriously detrimental to the Company and its stockholders and filing should be deferred. We may defer only once in any 12-month period, and such deferral shall not exceed 120 days after receipt of the request. In addition, we are not obligated to prepare or file any of these registration statements: (i) within 180 days after the effective date of a registration statement pursuant to demand or piggyback registration rights or (ii) if two of these registrations have been completed within any 12-month period.

Registration Rights for Shares of Common Stock Issuable Upon Conversion of Notes

In connection with the issuance of the 7.25% Convertible Notes, we entered into an amendment to the registration rights agreement with certain entities affiliated with Athyrium pursuant to which certain entities affiliated with Athyrium acquired rights to cause us to register the resale of shares of common stock issuable upon conversion of the 7.25% Convertible Notes.

Investment in Enumera Molecular, Inc.

In May 2022, we completed the divesture of our single-molecule detection platform. Under the terms of the agreements, we contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. (“Enumera”), which intends to develop and commercialize the platform. Enumera was formed by and is affiliated with Dr. Matthew Cooper, our former Chief Scientific Officer, who owned approximately 10% of the equity interests of Enumera on a fully diluted basis immediately following the consummation of the transaction. Upon the consummation of the transaction, the Company received 6,000,000 shares of Series A-1 preferred stock of Enumera with an estimated value of $6.0 million in exchange for the contributed assets, representing 25% minority ownership in Enumera on a fully-diluted basis. In March 2024 we sold all of our ownership interest in Enumera.

Related Party Transaction Policy

We have adopted a written related party transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy, a related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person (as defined above) are, were or will be participants in which the amount involved exceeds $100,000. Transactions involving compensation for services provided to us as an employee or director, among other limited exceptions, are deemed to have standing pre-approval by the Audit Committee but may be specifically reviewed if appropriate in light of the facts and circumstances.

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
•
the availability of other sources for comparable services or products; and
•
the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify, or reject a related party transaction, our Audit Committee consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as our Audit Committee determines in the good faith exercise of its discretion.

Certain related party transactions described above were consummated prior to our adoption of the formal, written policy described above, and, accordingly, the foregoing policies and procedures were not followed with respect to these transactions. However, we believe that the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions at such time.

Director Independence

Nasdaq listing rules require a majority of a listed company’s board of directors to be comprised of independent directors who, in the opinion of the board of directors, do not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Subject to specified exceptions, each member of a listed company’s audit, compensation and nominating committees must be independent, and audit and compensation committee members must satisfy additional independence criteria under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Our Board undertook a review of its composition and the independence of each director. Based upon information requested from and provided by each director concerning his or her background, employment and affiliations, including the beneficial ownership of our capital stock by each non-employee director, our Board has determined that Messrs. Alter and Ferrell, Dr. Kotzin and Mses. Howe and Powell qualify as “independent directors” as defined by the Nasdaq listing rules. Surbhi Sarna, our former director, was determined to be independent during the period she served on the Board in 2023. Mr. Mohanty is deemed not to be independent by virtue of his employment with the Company.

Our Board also determined that each of the directors currently serving on the Audit Committee and the Compensation Committee satisfy the additional independence criteria applicable to directors on such committees under Nasdaq listing rules and the rules and regulations established by the SEC.

In determining that Dr. Kotzin qualifies as an “independent director” as defined by the Nasdaq listing rules and satisfies the heightened independence standards for compensation committees, the Board took into consideration a consulting agreement between Dr. Kotzin and the Company pursuant to which Dr. Kotzin is eligible to receive up to $15,000 per year, which the Board determined did not affect his independence.

Item 14. Principal Accountant Fees and Services.

Our independent registered public accounting firm is KPMG LLP, San Diego, CA, Auditor Firm ID: 185.

Audit Fees and Services

KPMG has served as our independent auditor since 2011. The following table summarizes the audit fees billed and expected to be billed by KPMG for the indicated fiscal years and the fees billed by KPMG for all other services rendered during the indicated fiscal years. All services associated with such fees were by our Audit Committee in accordance with the Policies and Procedures” described below.

	Year Ended
	December 31,
Fee Category	2023	2022
Audit Fees(1)	$1,430,000	$1,450,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	657,511	536,119
All Other Fees(4)	—	—
Total Fees	$2,087,511	$1,986,119

(1)
Consists of aggregate fees billed for professional services related to the audit of our annual consolidated financial statements, review of our quarterly condensed consolidated financial statements and professional consultations with respect to accounting matters. Also includes services provided in connection with SEC filings, including consents and comment and comfort letters.
(2)
Consists of fees for assurance and related services reasonably related to the performance of the audit or review of our financial statements.
(3)
Consists of fees for professional services for tax compliance, tax advice and tax planning.
(4)
Consists of fees for all other services.

Pre-Approval Policies and Procedures

Our Audit Committee has adopted procedures requiring the pre-approval of all audit and non-audit services performed by our independent auditor in order to assure that these services do not impair the auditor’s independence. These procedures generally approve the performance of specific services subject to a cost limit for all such services. This general approval is reviewed, and if necessary modified, at least annually. Management must obtain the specific prior approval of the committee for each engagement of our auditor to perform other audit-related or other non-audit services. The committee does not delegate its responsibility to approve services performed by our auditor to any member of management. The committee has delegated authority to the committee chair to pre-approve any audit or non-audit service to be provided to us by our auditor provided that the fees for such services do not exceed $100,000. Any approval of services by the committee chair pursuant to this delegated authority must be reported to the committee at its next regularly scheduled meeting.

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

3. EXHIBITS

EXHIBIT NUMBER	DESCRIPTION

3.1	Eighth Amended and Restated Certificate of Incorporation of the registrant (filed with the SEC as Exhibit 3.1 to the registrant’s Form 8-K filed on June 26, 2020).

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

4.6

Amendment No. 4 to Fourth Amended and Restated Investors’ Rights Agreement, dated September 18, 2023, by and among Biora Therapeutics, Inc., and certain of its stockholders (filed with the SEC as Exhibit 4.3 to the registrant’s Form 8-K filed on September 19, 2023).

4.7

Indenture, dated as of December 7, 2020, between Progenity, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on December 7, 2020).

4.8*	First Supplemental Indenture, dated as of December 19, 2023, between Biora Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.9*	Second Supplemental Indenture, dated as of March 12, 2024, between Biora Therapeutics, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee.

4.10	Form of certificate representing the 7.25% Convertible Senior Notes due 2025 (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on December 7, 2020).

4.11	Form of Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on February 25, 2021).

4.12	Form of Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on June 14, 2021).

4.13	Form of Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on August 23, 2021).

4.14	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.2 to the registrant’s Form 8-K filed on June 14, 2021).

4.15	Form of Warrant (filed with the SEC as Exhibit 10.2 to the registrant's Form 8-K on November 9, 2022).

4.16	Form of Amended Warrant (filed with the SEC as Exhibit 10.3 to the registrant's Form 8-K filed on November 9, 2022).

4.17	Form of Amended Warrant (filed with the SEC as Exhibit 10.4 to the registrant's Form 8-K filed on November 9, 2022).

4.18	Form of Warrant (filed with the SEC as Exhibit 10.1 to the registrant’s Form S-3 filed on January 27, 2023).

4.19	Form of Warrant (filed with the SEC as Exhibit 10.2 to the registrant's Form 8-K filed on June 14, 2023).

4.20	Form of Pre-Funded Warrant (filed with the SEC as Exhibit 4.1 to the registrant’s Form 8-K filed on September 19, 2023).

4.21	Form of September 2023 Warrant (filed with the SEC as Exhibit 4.2 to the registrant’s Form 8-K filed on September 19, 2023).

4.22	Form of October 2023 Private Placement Warrant (filed with the SEC as Exhibit 4.1 to the registrant's Form 8-K filed on October 11, 2023).

4.23*	Description of Securities.

4.24*	Indenture, dated as of December 19, 2023, between Biora Therapeutics, Inc. and GLAS Trust Company LLC.

4.25*	Supplemental Indenture, dated as of March 12, 2024, between Biora Therapeutics, Inc. and GLAS Trust Company LLC.

4.26	Form of Note (filed with the SEC as Exhibit 4.2 to the registrant's Form 8-K filed on December 18, 2023).

4.27	Form of Exchange Warrant (filed with the SEC as Exhibit 4.3 to the registrant's Form 8-K filed on December 18, 2023).

4.28	Form of Commitment Warrant (filed with the SEC as Exhibit 4.4 to the registrant's Form 8-K filed on December 18, 2023).

4.29	Form of Additional Warrant (filed with the SEC as Exhibit 4.5 to the registrant's Form 8-K filed on December 18, 2023).

4.30	Form of March 2024 Warrant (filed with the SEC as Exhibit 4.4 to the registrant's Form 8-K filed on March 11, 2024).

10.1	Form of Indemnification Agreement for directors and executive officers (filed with the SEC as Exhibit 10.1 to the registrant’s Form S-1/A filed on June 4, 2020).

10.2+	Second Amended and Restated 2012 Stock Plan (filed with the SEC as Exhibit 10.2 to the registrant’s Form 10-K filed on March 31, 2023).

10.3+	Fifth Amended and Restated 2018 Equity Incentive Plan (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on June 15, 2023).

10.4+	2020 Employee Stock Purchase Plan (filed with the SEC as Exhibit 10.4 to the registrant’s Form 10-K filed on March 31, 2023).

10.5+	2021 Inducement Plan (filed with the SEC as Exhibit 10.5 to the registrant’s Form 10-K filed on March 31, 2023).

10.6+	Form of 2021 Inducement Plan Stock Option Grant Notice (filed with the SEC as Exhibit 10.6 to the registrant’s Form 10-K filed on March 31, 2023).

10.7+	Form of Inducement Plan Stock Option Award Agreement (filed with the SEC as Exhibit 10.7 to the registrant’s Form 10-K filed on March 31, 2023).

10.8+	Form of Inducement Plan RSU Grant Notice (filed with the SEC as Exhibit 10.8 to the registrant’s Form 10-K filed on March 31, 2023).

10.9+	Form of 2021 Inducement Plan RSU Award Agreement (filed with the SEC as Exhibit 10.9 to the registrant’s Form 10-K filed on March 31, 2023).

10.10+	Offer Letter by and between Progenity, Inc. and Eric d’Esparbes, dated as of May 1, 2019 (filed with the SEC as Exhibit 10.7 to the registrant’s Form S-1 filed on May 27, 2020).

10.11+	Offer Letter by and between Progenity, Inc. and Clarke Neumann, dated as of August 26, 2014 (filed with the SEC as Exhibit 10.10 to the registrant’s Form S-1 filed on May 27, 2020).

10.12+	Offer Letter by and between Progenity, Inc. and Adi Mohanty, dated as of October 30, 2021 (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on November 9, 2021).

10.13+	Severance Plan (filed with the SEC as Exhibit 10.14 to the registrant's Form S-1/A filed on June 4, 2020).

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

10.22

Securities Purchase Agreement dated November 6, 2022, by and between Biora Therapeutics, Inc. and the Purchasers signatory therein (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on November 9, 2022).

10.23	Letter Agreement, dated November 21, 2022, by and between the Company and SDNY (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on November 23, 2022).

10.24	Form of Securities Purchase Agreement (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on June 14, 2023).

10.25

Convertible Notes Exchange Agreement for Common Stock and Warrants, dated September 18, 2023, by and among Biora Therapeutics, Inc., Athyrium Opportunities III Acquisition LP and Athyrium Opportunities III Co-Invest 1 LP (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on September 19, 2023).

10.26	Purchase and Sale Agreement, dated October 6, 2023, by and among Biora Therapeutics, Inc. and Lynxdx, Inc (filed with the SEC as Exhibit 10.2 to the registrant's Form 10-Q filed on November 13, 2023).

10.27

Form of Note Exchange Agreement, dated December 18, 2023, between the Company and the holders named therein (filed with the SEC as Exhibit 10.1 to the registrant's Form 8-K filed on December 18, 2023).

10.28

Form of Note Purchase Agreement, dated December 18, 2023, between the Company and the purchasers named therein (filed with the SEC as Exhibit 10.2 to the registrant's Form 8-K filed on December 18, 2023).

10.29*	Security Agreement, dated as of December 19, 2023, between the Company, as issuer, subsidiaries of the Company, as guarantors, and GLAS Trust Company LLC, as Collateral Agent.

10.30

Form of Registration Rights Agreement, dated as of December 19, 2023, between the Company and the investors named therein (filed with the SEC as Exhibit 10.4 to the registrant's Form 8-K filed on December 18, 2023).

10.31	Form of Note Exchange Agreement, dated March 8, 2024, between the Company and the holder named therein (filed with the SEC as Exhibit 10.1 to the registrant’s Form 8-K filed on March 11, 2024).

10.32	Form of Note Purchase Agreement, dated March 8, 2024, between the Company and the purchaser named therein (filed with the SEC as Exhibit 10.2 to the registrant’s Form 8-K filed on March 11, 2024).

10.33

Form of Registration Rights Agreement, dated as of March 12, 2024, between the Company and the investor named therein (filed with the SEC as Exhibit 10.4 to the registrant’s Form 8-K filed on March 11, 2024).

21.1*	List of subsidiaries.

23.1*	Consent of Independent Registered Public Accounting Firm.

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934.

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934.

97.1*	Biora Therapeutics, Inc. Compensation Recoupment (Clawback) Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

Biora Therapeutics, Inc.

Date: April 1, 2024	By:	/s/ Aditya P. Mohanty
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

Name	Title	Date

/s/ Aditya P. Mohanty	Chief Executive Officer	April 1, 2024
Aditya P. Mohanty	(principal executive officer)

/s/ Eric d’Esparbes	Chief Financial Officer	April 1, 2024
Eric d’Esparbes	(principal financial and accounting officer)

/s/ Jeffrey Alter	Director	April 1, 2024
Jeffrey Alter

/s/ Jeffrey Ferrell	Director	April 1, 2024
Jeffrey Ferrell

/s/ Jill Howe	Director	April 1, 2024
Jill Howe

/s/ Dr. Brian L. Kotzin	Director	April 1, 2024
Dr. Brian L. Kotzin

/s/ Lynne Powell	Director	April 1, 2024
Lynne Powell