Form 10-Q
period 2024-03-31
BIORA THERAPEUTICS, INC.
filed 2024-05-15
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 8, 2024, the registrant had 35,883,843 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

CONDENSED Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$10,820	$15,211
Income tax receivable	822	830
Prepaid expenses and other current assets	2,429	3,030
Total current assets	14,071	19,071
Property and equipment, net	1,136	1,156
Right-of-use assets	1,418	1,614
Other assets	293	3,302
Goodwill	6,072	6,072
Total assets	$22,990	$31,215
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$4,936	$2,843
Accrued expenses and other current liabilities	16,984	17,319
Warrant liabilities	27,208	40,834
Related party senior secured convertible notes, current portion	1,976	1,976
Total current liabilities	51,104	62,972
Convertible notes, net of unamortized discount of $103 and $259 as of March 31, 2024 and December 31, 2023, respectively	4,497	9,966
Senior secured convertible notes, net of unamortized discount of $13,992 and $11,066 as of March 31, 2024 and December 31, 2023, respectively (Note 6)	18,709	14,591
Related party senior secured convertible notes net of unamortized discount of $7,058 and $7,951 as of March 31, 2024 and December 31, 2023, respectively (including future interest of $9,747 and $9,747 as of March 31, 2024 and December 31, 2023, respectively) (Note 6)	20,072	19,179
Derivative liabilities	26,210	22,899
Other long-term liabilities	2,583	3,029
Total liabilities	$123,175	$132,636
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock – $0.001 par value; 164,000,000 shares authorized; 31,166,719 and 28,574,918 shares issued as of March 31, 2024 and December 31, 2023, respectively; 30,429,295 and 27,837,563 shares outstanding as of March 31, 2024 and December 31, 2023, respectively	28	25
Additional paid-in capital	874,013	868,591
Accumulated deficit	(955,147)	(950,958)
Treasury stock – at cost; 737,424 and 737,355 shares as of March 31, 2024 and December 31, 2023, respectively	(19,079)	(19,079)
Total stockholders' deficit	(100,185)	(101,421)
Total liabilities and stockholders' deficit	$22,990	$31,215

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Revenues	$542	$2
Operating expenses:
Research and development	7,005	7,190
Selling, general and administrative	9,053	8,356
Total operating expenses	16,058	15,546
Loss from operations	(15,516)	(15,544)
Interest expense, net	(2,757)	(2,680)
Gain on warrant liabilities	13,915	864
Other income (expense), net	217	(81)
Loss before income taxes	(4,141)	(17,441)
Income tax expense	48	—
Net loss	(4,189)	(17,441)
Net loss per share, basic and diluted	$(0.14)	$(1.59)
Weighted average shares outstanding, basic and diluted	29,296,767	10,970,583

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2023	28,574,918	$25	$868,591	$(950,958)	(737,355)	$(19,079)	$(101,421)
Issuance of common stock, net	2,591,662	3	2,821	—	—	—	2,824
Issuance of common stock upon vesting of restricted stock units	139	—	—	—	(69)	—	—
Issuance of common stock warrants	—	—	1,062	—	—	—	1,062
Stock-based compensation expense	—	—	1,539	—	—	—	1,539
Net loss	—	—	—	(4,189)	—	—	(4,189)
Balance at March 31, 2024	31,166,719	$28	$874,013	$(955,147)	(737,424)	$(19,079)	$(100,185)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)
Issuance of common stock, net	2,853,109	3	12,521	—	—	—	12,524
Issuance of common stock upon vesting of restricted stock units	146,321	—	(178)	—	(68,938)	—	(178)
Stock-based compensation expense	—	—	2,384	—	—	—	2,384
Net loss	—	—	—	(17,441)	—	—	(17,441)
Balance at March 31, 2023	12,098,274	$11	$758,353	$(844,284)	(239,284)	$(19,078)	$(104,998)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities:
Net loss	$(4,189)	$(17,441)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	105	147
Stock-based compensation expense	1,539	2,384
Loss on extinguishment of convertible notes	185	—
Amortization of debt discount	1,939	374
Loss on disposal of property and equipment	10	9
Impairment of property and equipment	—	100
Change in fair value of derivative liabilities	(418)	—
Change in fair value of warrant liabilities	(13,915)	(864)
Changes in operating assets and liabilities:
Income tax receivable	8	—
Prepaid expenses and other current assets	728	772
Accounts payable	1,806	(184)
Accrued expenses and other current liabilities	(83)	3,057
Other long-term liabilities	(211)	(452)
Net cash used in operating activities	(12,496)	(12,098)
Investing Activities:
Purchases of property and equipment	(15)	(16)
Proceeds from sale of property and equipment	20	10
Proceeds from sale of investment in Enumera Molecular, Inc.	3,000	—
Net cash provided by (used in) investing activities	3,005	(6)
Financing Activities:
Proceeds from issuance of common stock	2,800	12,883
Proceeds from issuance of convertible notes, net	2,813	—
Payments of offering costs	(70)	(359)
Payments for financing of insurance premiums	(443)	(443)
Net cash provided by financing activities	5,100	12,081
Net decrease in cash, cash equivalents and restricted cash	(4,391)	(23)
Cash, cash equivalents and restricted cash at beginning of period	15,211	30,486
Cash, cash equivalents and restricted cash at end of period	$10,820	$30,463

Supplemental disclosure of cash flow information:
Cash paid for interest	$78	$—

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertibles note for senior secured notes and warrants	$5,625	$—
Lease assets obtained in exchange for operating lease liabilities	$—	$1,133
Debt issuance costs incurred but not paid	$314	$—
Purchases of property and equipment in accounts payable	$107	$—

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

Biora Therapeutics, a Delaware corporation, was formerly known as Progenity, Inc., and commenced operations in 2010 with its corporate office located in San Diego, California. The Company's historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory located in Michigan specializing in molecular testing markets serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Previously, the Company's core business was focused on the carrier screening and noninvasive prenatal test market, targeting preconception planning and routine pregnancy management for genetic disease risk assessment. Through its former affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), the Company’s operations also included anatomic and molecular pathology testing products.

On December 29, 2022, the Company filed a certificate of amendment (the "Certificate of Amendment") to its eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of the Company's common stock (the "Reverse Stock Split"). On January 3, 2023, the Company effected the Reverse Stock Split. See Note 2 for additional information.

Liquidity

As of March 31, 2024, the Company had cash and cash equivalents of $10.6 million, restricted cash of $0.2 million and a working capital deficit. The Company had an accumulated deficit of $955.1 million as of March 31, 2024. For the three months ended March 31, 2024, the Company reported a net loss of $4.2 million and cash used in operating activities of $12.5 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of March 31, 2024, the Company had a face value of $47.5 million of 11.0%/13.0% convertible senior secured notes due 2028 ("2028 Convertible Notes") outstanding and a face value of $4.6 million of 7.25% convertible senior notes due 2025 ("2025 Convertible Notes" and together with the 2028 Convertible Notes, the "Convertible Notes") outstanding (see Note 6). Management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2024, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2024.

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

2. Summary of Significant Accounting Policies

Basis of Presentation

The Company’s condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the Securities and Exchange Commission, from which management derived the Company’s condensed consolidated balance sheet as of December 31, 2023.

The condensed consolidated financial statements and notes thereto give retrospective effect to the Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units ("RSUs"), warrants and per share amounts contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the Reverse Stock Split for all periods presented. Concurrent with the Reverse Stock Split, the Company effected a reduction in the number of authorized shares of common stock from 350,000,000 shares to 164,000,000 shares.

Unaudited Interim Financial Information

The accompanying condensed consolidated financial statements are unaudited, have been prepared on the same basis as the audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, that are necessary to present fairly the results for the interim periods presented. Results are not necessarily indicative of results to be expected for the year ending December 31, 2024, any other interim periods, or any future year or period. The balance sheet as of December 31, 2023 included herein was derived from the audited financial statements as of that date. Certain disclosures have been condensed or omitted from the interim financial statements.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates include the valuation of stock options, the valuation of goodwill, the valuation of the derivative liabilities associated with the 2028 Convertible Notes, accrual for reimbursement claims and settlements, the valuation of warrant liabilities, assessing future tax exposure and the realization of deferred tax assets, and the useful lives and the recoverability of property and equipment. The Company bases these estimates on historical and anticipated results, trends, and various other assumptions that the Company believes are reasonable under the circumstances, including assumptions as to future events. These estimates form the basis for making judgments about the carrying values of assets and liabilities and recorded revenues and expenses that are not readily apparent from other sources. Actual results could differ from those estimates and assumptions.

Restricted Cash

Restricted cash consists of collateral required for the Company's bank-issued credit cards with a balance of $0.2 million as of both March 31, 2024 and December 31, 2023.

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)-Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard is effective for the Company for annual reporting periods beginning after December 15, 2023. The Company adopted this standard on January 1, 2024, and it did not have a material impact on the consolidated financial statements.

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

3. Strategic Transformation

In order to refocus efforts and resources on its research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the legacy genetics laboratory and the sale of Avero, together referred to as the "Laboratory Operations".

Assets Held for Sale

In October 2023, the Company entered into a purchase and sale agreement to sell the building located in Ann Arbor, Michigan included in current assets held for sale. The transaction closed in October 2023 and the Company received gross proceeds of $2.8 million and incurred closing expenses of $0.2 million. There are no assets held for sale as of March 31, 2024 or December 31, 2023.

Investment in Enumera Molecular, Inc.

In May 2022, the Company completed the divesture of its single-molecule detection platform. Under the terms of the agreements, the Company contributed intellectual property and fixed assets related to the single-molecule detection platform to a newly-formed entity, Enumera Molecular, Inc. ("Enumera"), which intends to develop and commercialize the platform. On the transaction date, the Company received a 25% minority ownership stake, on a fully-diluted basis, of 6,000,000 Series A-1 preferred shares with an estimated value of $6.0 million in exchange for the assets. The Company concluded, based on a technical evaluation of the facts, that Enumera is not a variable interest entity. The Company also evaluated the characteristics of the investment and determined that the preferred stock is not in-substance common stock that would require equity method accounting. The Company concluded the appropriate accounting treatment for the investment in Enumera to be that of an equity security with no readily determinable fair value and has recorded the investment at cost, less impairment, adjusted for subsequent observable price changes. The Company determined the fair value was less than carrying value as of December 31, 2023 based on negative cash flows from operations and for the year ended December 31, 2023 recorded a $3.0 million impairment loss on its investment. The investment is included in other assets in the Company’s condensed consolidated balance sheets as of December 31, 2023. In March 2024, the Company entered into a stock purchase agreement with Enumera investors, pursuant to which it sold its remaining investment for $3.0 million.

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

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid expenses	$2,260	$2,443
Other current assets	169	587
Total	$2,429	$3,030

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Computers and software	$1,189	$1,193
Building and leasehold improvements	852	803
Laboratory equipment	430	423
Furniture, fixtures, and office equipment	799	799
Construction in progress	49	45
Total property and equipment	3,319	3,263
Less accumulated depreciation and amortization	(2,183)	(2,107)
Property and equipment, net	$1,136	$1,156

Depreciation and amortization expense was $0.1 million for each of the three months ended March 31, 2024 and 2023.

Other Assets

Other assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Investment in Enumera	$—	$3,000
Other	293	302
Total	$293	$3,302

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accrual for reimbursement claims and legal settlements, current (1)	$3,572	$6,337
Commissions and bonuses	3,146	2,469
Vacation and payroll benefits	1,442	1,367
Accrued professional services (2)	4,123	2,914
Accrued interest	1,058	173
Lease liabilities, current	920	896
Insurance financing	606	401
Contract liabilities	—	542
Other (3)	2,117	2,220
Total	$16,984	$17,319

(1) Laboratory Operations have been discontinued; amounts related to revenue reserves generated from the Laboratory Operations remain on the balance sheet.

(2) The Company has entered into an alternative fee arrangement with a professional services firm related to certain litigation matters; amounts related to the arrangement are included in accrued professional services. Depending on the ultimate outcome of such litigation, the fees could be materially higher than what has been accrued.

(3) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Lease liabilities, net of current portion	583	818
Other (1)	2,000	2,211
Total	$2,583	$3,029

(1) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

5. Fair Value Measurements

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

There were no significant transfers between these fair value measurement classifications during the three months ended March 31, 2024 and 2023.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
March 31, 2024
Derivative liabilities	$—	$—	$26,210
Warrant liabilities	$—	$—	$27,208

December 31, 2023
Derivative liabilities	$—	$—	$22,899
Warrant liabilities	$—	$—	$40,834

The Company issued 2028 Convertible Notes (see Note 6) that contain conversion features that are required to be bifurcated and recorded as embedded derivative liabilities in the consolidated balance sheet. The Company utilized a binomial pricing model to determine the fair value of the conversion features, which utilizes significant unobservable inputs. The fair value of the embedded derivatives as of March 31, 2024 and December 31, 2023 were estimated using a binomial pricing model with the following inputs and assumptions:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.2%	3.8% - 4.3%
Expected volatility	94.1%	84.3% - 95.7%
Stock price	$1.10	$1.35
Discount Rate	32.1%	28.7% - 28.9%

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from equity financings (see Note 9) and the Convertible Note exchanges (see Note 6). The Company uses the Black-Scholes Model to value the warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At March 31, 2024 and December 31, 2023, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	March 31, 2024	December 31, 2023
Risk-free interest rate	4.2% - 4.5%	3.8% - 4.1%
Expected volatility	89.9% - 95.2%	95.6% - 101.8%
Stock price	$1.10	$1.35
Expected life (years)	2.2 - 4.9	2.5 - 5.0

A summary of the changes in the Level 3 classified liabilities is presented below (in thousands):

	Warrant Liabilities	Derivative Liabilities
Balance at December 31, 2023	$40,834	$22,899
Recognition of warrant liabilities	1,351	—
Reclassification of warrant liabilities to equity	(1,062)	—
Expired warrants	(1,460)	—
Recognition of derivative liabilities	—	3,729
Change in fair value	(12,455)	(418)
Balance at March 31, 2024	$27,208	$26,210

6. Convertible Notes

The following table summarizes significant terms of the Company's Convertible Notes at March 31, 2024 (in thousands):

	March 31, 2024
	Face Value	Carrying Value	Fair Value (1)	Stated Interest Rate	Effective Interest Rate
2028 Convertible Notes	$30,138	$18,709	$14,933	11-13%	18.4%
Related Party 2028 Convertible Notes	$17,383	$22,048	$8,613	11-13%	3.0%
2025 Convertible Notes	$4,600	$4,497	$2,690	7.25%	8.7%

(1) To estimate the fair value of the 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $26.2 million, the 2028 Convertible Notes fair value using the with method is $49.8 million. To estimate the fair value of the 2025 Convertible Notes, the Company used unadjusted quoted prices in the active market obtained from third-party pricing services.

The following table summarizes significant terms of the Company’s Convertible Notes at December 31, 2023 (in thousands):

	December 31, 2023
	Face Value	Carrying Value	Fair Value (2)	Stated Interest Rate	Effective Interest Rate
2028 Convertible Notes	$23,500	$14,591	$14,846	11-13%	48.9%
Related Party 2028 Convertible Notes	$17,383	$21,155	$10,982	11-13%	(22.0)%
2025 Convertible Notes	$10,225	$9,966	$5,984	7.25%	8.7%

(2) To estimate the fair value of the 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $22.9 million, the 2028 Convertible Notes fair value using the with method is $48.7 million. To estimate the fair value of the 2025 Convertible Notes, the Company used unadjusted quoted prices in the active market obtained from third-party pricing services.

The carrying value of the Convertible Notes does not approximate their fair values because the carrying values reflect the balance of unamortized discount related to the derivative liabilities associated with the value of the conversion features assessed at inception. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes. As of March 31, 2024 and December 31, 2023, the unamortized debt discount on the 2025 Convertible Notes was $0.1 million and $0.3 million, respectively. The amortization of the debt discount was less than $0.1 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively, and is included in interest expense, net in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, the unamortized debt discount on the 2028 Convertible Notes was $21.1 million and $19.0 million, respectively. The amortization of the debt discount was $1.9 million for the three months ended March 31, 2024 and is included in interest expense, net in the consolidated statements of operations.

2025 Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of 2025 Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2025 Convertible Notes Indenture”). The 2025 Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the 2025 Convertible Notes of $0.2 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively.

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

At any time, noteholders may convert their 2025 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 11.1204 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which represents an initial conversion price of approximately $89.92 per share of common stock. Noteholders that converted their 2025 Convertible Notes before December 1, 2022 were, in certain circumstances, entitled to an additional cash payment representing the present value of any remaining interest payments on the 2025 Convertible Notes through December 1, 2022. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain dilutive events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2025 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

The 2025 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2025 Convertible Notes Indenture). As of both March 31, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

The 2025 Convertible Notes had a conversion option which was required to be bifurcated upon issuance and recorded separately as an embedded derivative remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. As of December 31, 2022, the conversion option expired and there was no longer a derivative liability.

Note Exchanges

In September 2023, certain related party holders of 2025 Convertible Notes exchanged an aggregate of $50.0 million principal amount for a combination of 9,235,281 shares of the Company's common stock, 7,399,226 pre-funded warrants at an exercise price of $0.001 per share and warrants to purchase up to 16,634,507 shares of common stock at an exercise price of $3.01 per share. The warrants are exercisable on or after September 18, 2023 until September 18, 2026 and the pre-funded warrants have no expiration date. The pre-funded warrants and the warrants (together, the "September 2023 Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership would exceed 49.9%. As the 2025 Convertible Notes were exchanged for an amount over the fair value of shares issuable under the original conversion terms, the Company recorded an inducement loss of $53.2 million, included in other income (expense), net in the condensed consolidated statements of operations. Pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging ("ASC") the Company deemed the September 2023 Warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The September 2023 Warrants were recorded at a fair value of $35.1 million determined using the Black-Scholes Model.

In December 2023, the Company entered into exchange agreements with certain holders of 2025 Convertible Notes to exchange an aggregate of $72.5 million principal amount for a combination of (i) $23.9 million in principal amount of 2028 Convertible Notes (ii) 625,000 shares of the Company's common stock, (iii) warrants to purchase 5,039,236 shares of common stock (the “Exchange Warrants”), and (iv) accrued and unpaid interest on the 2025 Convertible Notes. The Company also entered into note purchase agreements with certain investors (the "Purchasers") to purchase $17.0 million in principal amount of additional 2028 Convertible Notes from the Company for cash at par value. The Purchasers were granted warrants to purchase 5,084,613 shares of common stock (the “Additional Warrants”) and certain Purchasers were also granted warrants to purchase 7,352,941 shares of common stock (the “Commitment Warrants”). In connection with these agreements, the Company has agreed to allow certain of the parties to designate one observer to the Company's Board of Directors (the "Board").

The Exchange Warrants have an exercise price of $5.50 per share, the Commitment Warrants have an exercise price of $1.36 per share and the Additional Warrants have an exercise price of $5.00 per share. Each of the Exchange Warrants, the Commitment Warrants and the Additional Warrants (together the "December 2023 Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock would exceed specified levels and are exercisable at any time on or after June 19, 2024. Pursuant to ASC 815, the December 2023 Warrants are classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. In connection with the March 2024 Offering (as defined below), 2,322,059 of the December 2023 Warrants were amended to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants will not be exercisable until the Stockholder Approval Date (as defined below) and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

The December note exchange with one holder of 2025 Convertible Notes constitutes a troubled debt restructuring ("TDR") under ASC Topic 470, Debt ("ACS 470") because the Company is experiencing financial difficulty and a concession has been granted by the holder. As the holder is a related party, the Company recorded the restructuring gain as a capital contribution resulting in $25.5 million of restructuring gain recorded within additional paid-in-capital as of December 31, 2023. Following the TDR guidance under ASC 470, future interest payments of approximately $11.7 million were also included in the carrying value of the 2028 Convertible Notes. The December note exchange with the other holders of 2025 Convertible Notes is considered a debt extinguishment under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $6.4 million, which is the difference between the fair value of the 2028 Convertible Notes combined with the fair value of the warrants, derivative liabilities and common stock and the net carrying value of the 2025 Convertible Notes during the fourth quarter of 2023.

On March 8, 2024 the Company entered into an exchange agreement with a holder of the Company’s 2025 Convertible Notes, pursuant to which the Company agreed to acquire an aggregate of $5.6 million of 2025 Convertible Notes from the holder in exchange for (i) $3.8 million in aggregate principal amount of 2028 Convertible Notes, and (ii) accrued and unpaid interest on the 2025 Convertible Notes exchanged. The Company also entered into a note purchase agreement with the investor pursuant to which the investor agreed to purchase $2.8 million in aggregate principal amount of 2028 Convertible Notes from the Company for cash at par value. Additionally, as part of the agreements, the investor was granted warrants to purchase 2,000,000 shares of common stock. The warrants have an exercise price of $2.75 per share, are exercisable at any time on or after September 12, 2024 and expire on March 12, 2029. The warrants are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock would exceed specified levels. Pursuant to ASC 815, the warrants are classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The exchange is considered a debt extinguishment under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $0.2 million, which is the difference between the fair value of the 2028 Convertible Notes combined with the fair value of the warrants, derivative liabilities and the net carrying value of the 2025 Convertible Notes.

2028 Convertible Notes

The 2028 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2028 Convertible Notes Indenture”), dated December 19, 2023, by and between the Company and GLAS Trust Company LLC, as trustee. The 2028 Convertible Notes will mature on the earlier of December 19, 2028 and the date that is 90 days prior to the maturity of the Convertible Notes solely to the extent there are Convertible Notes outstanding in a principal amount equal to or greater than $5.0 million as of such date, unless earlier repurchased, redeemed or converted. In March 2024 the maturity date of the Convertible Notes was extended to December 19, 2028. The Notes will accrue interest at a rate of 11.0% per annum in the case of cash payment and 13.0% in the case of blended payments or payments-in-kind, payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2024. The Company recognized interest expense on the 2028 Convertible Notes of $0.7 million for the three months ended March 31, 2024.

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

At any time, noteholders may convert their 2028 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 641.02564 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of approximately $1.56 per share of common stock. Noteholders that convert their 2028 Convertible Notes will be entitled to an additional premium payment representing the amount of certain of the remaining interest payments on the 2028 Convertible Notes as specified in the 2028 Convertible Notes Indenture. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2028 Convertible Notes Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The 2028 Convertible Notes Indenture contains covenants restricting the Company’s ability to incur indebtedness, incur liens, make restricted payments, make asset sales and engage in transactions with affiliates, subject to certain baskets. The 2028 Convertible Notes Indenture requires the Company to maintain minimum liquidity of $4.0 million and to add future assets to the collateral under the Security Agreement, dated as of December 19, 2023, among the Company, the Guarantors party thereto and GLAS Trust Company LLC, as collateral agent (the "Security Agreement") and to add future subsidiaries as guarantors under the Security Agreement. The 2028 Convertible Notes have customary provision relating to the occurrence of “Events of Default” (as defined in the 2028 Convertible Notes Indenture). As of both March 31, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

The 2028 Convertible Notes have several conversion features which are required to be bifurcated upon issuance and periodically remeasured to fair value separately as an embedded derivative. The conversion features were bifurcated and recorded separately as an embedded derivative remeasured at fair value each reporting period with changes in fair value recorded in other income (expense), net in the consolidated statement of operations.

7. Related Party Transactions

As of March 31, 2024 and December 31, 2023, Athyrium Capital Management, LP (“Athyrium”) held $17.4 million aggregate principal amount of 2028 Convertible Notes (see Note 6). Athyrium also held 10,929,763 shares, or 35.9%, of the Company's common stock outstanding, 7,399,226 pre-funded warrants and warrants to purchase up to 24,583,231 shares of common stock at exercise prices ranging from of $3.01 to $8.22 as of March 31, 2024.

In November 2022, the Company entered into a securities purchase agreement with an institutional investor. Following this transaction, the institutional investor became a related party due to greater than 5% ownership. On January 12, 2023, the Company issued warrants to purchase 90,000 shares of common stock to the institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 securities purchase agreement. As of March 31, 2023 this institutional investor held less than 5% of the Company's outstanding common stock and is no longer considered a related party.

8. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. Cash paid for operating leases was $0.3 million and $0.4 million for the three months ended March 31, 2024 and 2023, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating lease costs	$235	$384

Supplemental weighted-average information related to operating leases is as follows:

	March 31,
	2024	2023
Weighted-average remaining lease term (years)	2.0	2.5
Weighted-average discount rate	9.6%	9.4%

As of March 31, 2024, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2024 (remaining)	$771
2025	590
2026	264
2027	18
2028 and thereafter	—
Total minimum lease payments	1,643
Less: interest	(140)
Present value of lease liabilities	$1,503

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

Government Investigations Settlements

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The Company did not make any payments during the three months ended March 31, 2023. The Company paid $2.8 million during the three months ended March 31, 2024. The remaining amount payable of $2.6 million is due on or before July 1, 2024, and is subject to interest at a rate of 1.25% per annum. Any or all amounts may be paid earlier at the option of the Company. As of March 31, 2024, the Company’s accrual consisted of $2.6 million in accrued expenses and other current liabilities.

In connection with the resolution of the investigated matters, and in exchange for the Office of Inspector General of the Department of Health and Human Services ("OIG") agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Company's cessation of its Laboratory Operations and related billing for services, effective March 7, 2023 the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement.

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

Ravgen Litigation

On December 22, 2020, Ravgen, Inc. ("Ravgen") filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents based on the Company's former NIPT testing business. The complaint seeks monetary damages and injunctive relief. The Company responded to the complaint on March 23, 2021. Ravgen has since narrowed its claim of infringement to a single patent claim of one patent. Management believes the claims in Ravgen’s complaint are without merit, and the Company is vigorously defending against them. A trial date is expected to be scheduled for the end of the fourth quarter 2024 or 2025. Given the uncertainty of litigation and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of this matter, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from this action.

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, which the court granted on July 12, 2023. Lead Plaintiffs filed a notice of appeal on August 11, 2023 and the appeal is currently before the United States Court of Appeals for the Ninth Circuit (Case No: 23-55716) with appellate briefing concluded and submitted by the parties in March 2024. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO. In March 2024, the Company and plaintiffs agreed to settle the litigation, subject to negotiation and entry into definitive and binding agreements and court approval, for an amount of $1.0 million. This amount is included in accrued expenses and other current liabilities as of March 31, 2024.

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

Given the uncertainty of litigation and other matters described above, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

9. Stockholders’ Equity

Common Stock

On January 3, 2023, the Company effected the Reverse Stock Split of the Company's common stock. The Reverse Stock Split, which has been retroactively reflected throughout the condensed consolidated financial statements, reduced the authorized shares of the Company to 164,000,000 and did not change the par value of the Company's common stock.

Registered Offerings

In January 2023, the Company issued warrants to purchase 90,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the securities purchase agreement related to the registered direct offering completed in November 2022. The warrants have an exercise price of $8.22 and were exercisable beginning on May 9, 2023. In connection with the March 2024 Offering (as defined below), the warrants were amended to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants will not be exercisable until the Stockholder Approval Date (as defined below) and (iii) extend the original expiration date to be five years from the Stockholder Approval Date. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share (the "June 2023 Offering"). In addition, in a concurrent private placement with the same investors, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock. At issuance, the warrants had an exercise price of $5.05 per share and were exercisable at any time. The Company received approximately $7.3 million in net proceeds, after deducting placement agent fees and offering expenses. In connection with the March 2024 Offering (as defined below), the warrants were amended to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants will not be exercisable until the Stockholder Approval Date (as defined below) and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

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

In October 2023, the Company issued warrants to purchase up to 1,000,000 shares and 4,278,074 shares of the Company's common stock, with exercise prices of $1.93 per share and $1.87 per share, respectively, to accredited investors in private placement transactions. The warrants are exercisable in April 2024, six months following the dates of issuance. The investors may from time to time agree to acquire, and the Company may agree to sell, up to an aggregate of $9.9 million of common stock at any time prior to January 31, 2024. The warrants will vest in proportion to issuances described in the preceding sentence. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.7 million and the Company recorded a loss of the $6.7 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations. On January 31, 2024, warrants to purchase 848,366 shares and 1,378,687 shares, respectively, of the Company's common stock vested and were reclassified to equity on the vesting termination date, the remaining warrants expired and the Company recognized a gain of $1.5 million included in gain on warrant liabilities on the consolidated statements of operations.

On March 31, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to (1) the offering and sale of an aggregate of 5,454,548 shares of the Company’s common stock at an offering price of $1.10 per share in a registered direct offering and (2) the issuance of unregistered warrants to purchase up to 5,454,548 shares of the Company's common stock with an exercise price of $1.10 to certain accredited investors in a concurrent private placement (collectively, the "March 2024 Offering"). The March 2024 Offering closed and was recorded on April 3, 2024, subsequent to the end of the quarter. The Company received net proceeds of $5.5 million after deducting placement agent fees and offering expenses. In connection with the March 2024 Offering, the Company also agreed to amend an aggregate of 6,415,822 outstanding warrants held by purchasers in the offering to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants will not be exercisable until the Company receives approval from its stockholders with respect to the issuance of shares of common stock issuable upon exercise of the amended warrants (the “Stockholder Approval Date”) and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

Common Stock Warrants

As of March 31, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuable upon exercise of warrants	Exercise Price per share
Held by Related Parties
N/A	7,399,226	$0.001
September 2026	16,634,507	$3.01
May 2028	824,116	$8.22
December 2028	2,085,372	$5.00
December 2028	5,039,236	$5.50
Related Parties Total	31,982,457
Held by non-affiliates
February 2026	69,930	$171.50
June 2026	3,018,868	$5.05
August 2026	452,635	$25.00
April 2027	1,378,687	$1.87
April 2027	848,366	$1.93
May 2028	1,074,916	$8.22
December 2028	7,352,941	$1.36
December 2028	2,999,241	$5.00
March 2029	2,000,000	$2.75
Non-affiliate Total	19,195,584
Total	51,178,041

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents (the "ATM Facility"). In connection with the registered direct offering in November 2022, the aggregate offering price was reduced to $70.0 million. The Company further reduced the aggregate offering price to $12.0 million in connection with the June 2023 Offering. As of October 9, 2023, the aggregate offering price was increased to $37.6 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Facility. The following table provides information on the shares sold under the ATM Facility for the three months ended March 31, 2024 and 2023.

	Three Months Ended March 31,
	2024	2023
Net proceeds (in millions)	$2.8	$12.6
Number of shares	2,591,662	2,853,109
Weighted average purchase price	$1.13	$4.69

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

On January 9, 2023, the Company filed a Certificate of Elimination of Series X Preferred Stock with the Delaware Secretary of State, which, effective immediately upon filing, eliminated all matters set forth in the Certificate of Designation of Series X Preferred Stock filed with the Delaware Secretary of State on November 21, 2022.

10. Stock-Based Compensation

In February 2018, the Company adopted the 2018 Equity Incentive Plan (“2018 Plan”). The 2018 Plan is the successor to and continuation of the Second Amended and Restated 2012 Stock Plan (“2012 Plan”) and is administered with either stock options or RSUs. The Board administers the plans. Upon adoption of the 2018 Plan, no new stock options or awards are issuable under the 2012 Plan, as amended. The 2018 Plan also provides for other types of equity to issue awards, which at this time the Company does not plan to utilize.

On June 14, 2023, the Company’s stockholders approved the Fifth Amended and Restated 2018 Equity Incentive Plan ("2018 Fifth Amended Plan"), which included an increase of 5,500,000 shares of common stock reserved for issuance. As of March 31, 2024 there were 4,834,832 shares available for issuance under the 2018 Fifth Amended Plan.

On November 3, 2021, the Board approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of March 31, 2024, 63,964 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes performance awards, under the 2012 Plan, the 2018 Fifth Amended Plan and the 2021 Inducement Plan during the three months ended March 31, 2024:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	763,012	$36.23
Options granted	3,200	$1.12
Options exercised	—	$—
Options forfeited/cancelled	(1,689)	$36.79
Balance at March 31, 2024	764,523	$36.09	7.7	$—
Vested and expected to vest at March 31, 2024	764,523	$36.09	7.7	$—
Vested and exercisable at March 31, 2024	299,736	$64.14	7.1	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Risk-free interest rate	4.3%	3.6%
Expected volatility	95.4%	101.3% - 102.3%
Expected dividend yield	―	―
Expected life (years)	6.3 years	6.3 years

The weighted-average grant date fair value of options granted during the three months ended March 31, 2024 and 2023 was $0.89 per option and $2.80 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2023	2,537,357	$3.31
Granted	2,733,000	$0.81
Vested	(139)	$78.56
Forfeited/cancelled	(29,300)	$3.14
Balance at March 31, 2024	5,240,918	$2.00

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development	575	855
Selling, general and administrative	964	1,529
Total stock-based compensation expense	$1,539	$2,384

At March 31, 2024 there was $5.7 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.3 years and $9.0 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.6 years.

11. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. The Company's effective tax rate was zero for both the three months ended March 31, 2024 and 2023. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

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

12. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	March 31, 2024	March 31, 2023
Stock options to purchase common stock	764,523	578,699
Restricted stock units	5,240,918	1,048,914
Common stock warrants and pre-funded warrants	51,178,041	2,421,597
Common stock issuable upon conversion of Convertible Notes	30,518,126	1,623,547
Total	87,701,608	5,672,757

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

General

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and notes thereto and other financial information included elsewhere in this Quarterly Report on Form 10-Q ("Quarterly Report") and the audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023 included in our Annual Report on Form 10-K ("Annual Report"). Unless the context requires otherwise, references in this Quarterly Report to “we,” “us,” and “our” refer to Biora Therapeutics, Inc.

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

Common Stock Reverse Split

On December 29, 2022, we filed a certificate of amendment to our eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of our common stock and decrease the number of authorized shares of our common stock from 350,000,000 to 164,000,000. All shares, options, restricted stock units ("RSUs"), warrants and per share amounts included in this Quarterly Report have been retroactively adjusted to reflect the stock split.

Factors Affecting Our Performance

Our business involves significant investment in research and development ("R&D") activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies. We expect our investment in R&D to increase as we pursue regulatory approval of our targeted therapeutics and systemic therapeutics product candidates. The achievement of key development milestones is a key factor in evaluating our performance.

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

Key Components of Our Results of Operations

We are providing the following summary of our revenues, research and development expenses and selling, general and administrative expenses to supplement the more detailed discussion below. This summary excludes our revenues, research and development expenses, selling and marketing, general and administrative and other expenses associated with our legacy genetics laboratory and the sale of Avero Diagnostics ("Avero"), together, referred to as the "Laboratory Operations", which are reported within loss from discontinued operations.

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

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel costs, including salaries, bonuses, stock-based compensation expense, and benefits, for our finance and accounting, legal, human resources, and other administrative teams. Additionally, these expenses include costs for communications, conferences, and professional fees of audit, legal, and recruiting services. Additionally, expenses related to maintaining compliance with the stipulations of the government settlement and the legal costs associated with the legal matters described in Note 8, "Commitments and Contingencies."

Interest Expense, Net

Interest expense, net is primarily attributable to borrowings under our credit and security agreements, lease agreements and interest income earned from our cash and cash equivalents.

Gain on Warrant Liabilities

Gain on warrant liabilities consists of losses on warrant issuances and changes in the fair value of our liability-classified warrants to purchase common stock.

Other Income (Expense), Net

Other income (expense), net primarily consists of changes in the fair value of our derivative liabilities related to the 11.0%/13.0% convertible senior secured notes due 2028 (the "2028 Convertible Notes" and, together with the 2025 Convertible Notes (defined below), the "Convertible Notes"), inducement loss and extinguishment loss on the Convertible Notes, gains and losses on investments, impairment of property and equipment, and loss on disposals of property and equipment.

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

Results of Operations.

Comparison of the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023	Change
	(in thousands)
Statement of Operations Data:	(unaudited)
Revenues	$542	$2	$540
Operating expenses:
Research and development	7,005	7,190	(185)
Selling, general and administrative	9,053	8,356	697
Total operating expenses	16,058	15,546	512
Loss from operations	(15,516)	(15,544)	28
Interest expense, net	(2,757)	(2,680)	(77)
Gain on warrant liabilities	13,915	864	13,051
Other income (expense), net	217	(81)	298
Loss before income taxes	(4,141)	(17,441)	13,300
Income tax expense	48	—	48
Net loss	$(4,189)	$(17,441)	$13,252

Revenues

Revenues increased by $0.5 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to an increase in collaboration revenue.

Research and Development Expenses

Research and development expenses decreased by $0.2 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in consulting and professional fees and supplies costs, offset by an increase in clinical trial expenses and salaries and benefits.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.7 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to an increase in consulting and professional fees, offset by a decrease in business insurance, salaries and benefits, and facilities costs.

Interest expense, net

Interest expense, net decreased by $0.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, primarily due to a decrease in the balance of the 7.25% convertible senior notes due 2025 (the "2025 Convertible Notes") from note exchanges, offset by issuance of 2028 Convertible Notes.

Gain on Warrant Liabilities

Gain on warrant liabilities increased by $13.1 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 primarily due to the change in fair value of warrant liabilities.

Other Income (Expense), Net

The change in other income (expense), net of $0.3 million for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 is primarily due to a gain on the change in fair value of the derivative liabilities for the 2028 Convertible Notes, offset by an extinguishment loss on our 2025 Convertible Notes.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including our convertible notes.

As of March 31, 2024, we had $10.6 million of cash and cash equivalents, restricted cash of $0.2 million and a working capital deficit. The face value of convertible notes outstanding was $52.1 million and our accumulated deficit as of March 31, 2024 was $955.1 million. For the three months ended March 31, 2024, we had a net loss of $4.2 million and cash used in operations of $12.5 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, research and development, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2024, and we will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three months ended March 31, 2024. We therefore intend to raise additional capital through equity offerings, including our At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC (“Agents”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents (the "ATM Facility"), and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

Convertible Notes

See Note 6 "Convertible Notes" to our condensed consolidated financial statements included in this Quarterly Report for information on our Convertible Notes.

Equity Financings

See Note 9 "Stockholders' Equity to our condensed consolidated financial statements included in this Quarterly Report for information on our equity financings.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(12,496)	$(12,098)
Cash provided by (used in) investing activities	3,005	(6)
Cash provided by financing activities	5,100	12,081

Operating Activities

Net cash used in operating activities in the three months ended March 31, 2024 was primarily attributable to a $4.2 million net loss and non-cash charges of $10.6 million, primarily driven by a $13.9 million change in fair value of the warrant liabilities and a $1.4 million change in fair value of the derivative liabilities, partially offset by $1.9 million of debt discount amortization, $1.5 million of stock-based compensation expense, $0.2 extinguishment loss on convertible notes and $0.1 million of depreciation and amortization. The net cash inflow from changes in operating assets and liabilities was attributable to a $1.8 million increase in accounts payable, a $0.7 million decrease in prepaid and other current assets, offset by a $0.2 million decrease in other long-term liabilities.

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

Investing Activities

Net cash provided by investing activities during the three months ended March 31, 2024 was primarily attributable to proceeds of $3.0 million from the sale of the investment in Enumera Molecular, Inc. Net cash used in investing activities for the three months ended March 31, 2023 was less than $0.1 million.

Financing Activities

Net cash provided by financing activities during the three months ended March 31, 2024 was primarily attributable to $2.8 million in proceeds from the issuance of common stock and $2.8 million in proceeds from the issuance of senior secured convertible notes, partially offset by $0.4 million in payments for insurance financing and $0.1 million in payments of offering costs. Net cash provided by financing activities during the three months ended March 31, 2023 was primarily attributable to $12.5 million in net proceeds from the issuance of common stock, partially offset by $0.4 million in payments for insurance financing.

Other Contractual Obligations and Commitments

See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information. There have been no other material changes from the contractual obligations and commitments disclosed in our Annual Report.

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

During the three months ended March 31, 2024, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exhcnage Act"), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Note 8, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 8 to the condensed consolidated financial statements for the quarter ended March 31, 2024 contained in this Quarterly Report on Form 10-Q.

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

Risk Factor Summary

•
We have incurred losses in the past, expect to incur losses in the future, have limited capital resources as disclosed in this Quarterly Report, and may not be able to continue operations or achieve or sustain profitability in the future.
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

•
We may fail to qualify for continued listing on The Nasdaq Global Market ("Nasdaq"), which could make it more difficult for our stockholders to sell their shares.

Risks Related to Our Business and Industry

We have incurred losses in the past, expect to incur losses in the future, have limited capital resources as disclosed in this Quarterly Report, and may not be able to continue operations or achieve or sustain profitability in the future.

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

We expect to incur significant costs in connection with our operations, including, but not limited to, the research and development, marketing authorization, and/or commercialization of new medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our offerings to date will not be sufficient to fully fund these activities. In addition, as a result of our strategic transformation in June 2021 (the "Strategic Transformation"), our revenue has been substantially eliminated. We will need to raise additional funds through public or private equity or debt financings, collaborations, licensing arrangements or sales of assets to continue to fund or expand our operations. Following the Strategic Transformation, we no longer generate revenue from our historical testing business, and we would be dependent on such additional sources of capital, including public or private equity or debt financings, collaborations, licensing arrangements or sales of assets for all of our future capital requirements if we do not achieve commercialization of our product candidates.

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

For example, in November 2022, we announced that we had signed an agreement to license our Preecludia™ rule-out test for preeclampsia to Northwest Pathology, doing business as Avero Diagnostics ("Northwest") for commercial development in exchange for commercial milestone payments and royalties on net sales. There is no assurance that Northwest will be able to successfully commercialize the test. As a result, there is no assurance that we will receive any payments from the transaction and we may never recover any of the costs of the historical R&D investments related to this program.

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

As of March 31, 2024, we had a face value of approximately $52.1 million of convertible notes outstanding. Certain of our debt agreements contain various restrictive covenants.

The indentures for our Convertible Notes prohibit us and our subsidiaries from incurring additional indebtedness in the future, with certain exceptions. Under the Convertible Notes, we will not, and we will not permit any subsidiary of ours to, create, incur, assume or permit to exist any lien on any property or asset now owned or later acquired by us or any subsidiary that secures any indebtedness for borrowed money, other than (i) secured indebtedness for borrowed money in existence on the date of the indentures; (ii) permitted refinancing indebtedness incurred in exchange for, or the net proceeds of which are used to renew, refund, refinance, replace, defease or discharge any secured indebtedness for borrowed money permitted by clause (i) of this sentence; and (iii)

additional subordinated indebtedness for borrowed money that, in an aggregate principal amount (or accredited value, as applicable), does not exceed $10.0 million at any time outstanding.

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

In addition, depending on the information at issue, comprehensive state privacy laws may apply as well, such as the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020 and was amended by the California Privacy Rights Act of 2020 ("CPRA"), which went into effect on January 1, 2023. The CPRA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal data. The CPRA provides for civil penalties for violations, as well as a private right of action for data breaches that could increase data breach litigation. The CPRA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and proposed or enacted in other states. Any liability from failure to comply with the requirements of these laws could adversely affect our financial condition. Various state data breach laws may require additional notification requirements in the event of a breach, as well, depending on the types of information accessed without authorization.

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

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding current recoupment requests). We continue to receive recoupment requests and we expect these disputes and requests for recoupment may continue for a period of time in the future. Third-party payors may decide to deny payment or recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued. For more information on these disputes, see Part I, Item 1. “Business—Commercial Third-Party Payors” in our Annual Report. Additionally, the Patient Protection and Affordable Care Act, as amended by the Healthcare and Education Reconciliation Act of 2010 (collectively, the "ACA"), enacted in March 2010, requires providers and suppliers to report and return any overpayments received from government payors under the Medicare and Medicaid programs within 60 days of identification. Failure to identify and return such overpayments exposes the provider or supplier to liability under federal false claims laws and the healthcare enforcement authorities, of Office of Inspector General of the Department of Health and Human Services ("OIG"). Claims for recoupment also require the time and attention of our management and other key personnel, which can be a distraction from operating our business.

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

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our therapeutics pipeline, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations. Furthermore, we occasionally receive investigative demands, subpoenas, or other requests for information from state and federal governmental agencies, and we cannot predict the timing, outcome, or impact of any such investigations. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report. Any adverse outcome in one or more of these investigations could include the commencement of civil and/or criminal proceedings, substantial fines, penalties, and/or administrative remedies, including exclusion from government reimbursement programs and/or amendments to our corporate integrity agreement with the OIG. In addition, resolution of any of these matters could involve the imposition of additional, costly compliance obligations. These potential consequences, as well as any adverse outcome from government investigations, could have a material and adverse effect on our business, operating results, and financial condition.

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

Our success depends in part on our freedom-to-operate with respect to the patents or intellectual property rights of third parties. We operate in industries in which there have been substantial litigation and other proceedings regarding patents and other intellectual property rights. For example, we have identified a number of third-party patents that may be asserted against us with respect to certain of our future products, and have identified pending patent applications for which the ultimate claim scope and validity are uncertain. We believe that we do not infringe the relevant claims of these third-party patents and/or that the relevant claims of these patents are likely invalid or unenforceable. We may choose to challenge the validity of these patents, though the outcome of any challenge that we may initiate in the future is uncertain. We may also decide in the future to seek a license to those third-party patents, but we might not be able to do so on reasonable terms. Certain third parties, including our competitors or collaborators, may in the future assert that we are employing their proprietary technology without authorization or that we are otherwise infringing their intellectual property rights. The risk of intellectual property proceedings may increase as the number of products and the level of competition in our industry segments grows. Defending against infringement claims is costly and may divert the attention of our management and technical personnel. If we are unsuccessful in defending against patent infringement claims, we could be required to stop developing or commercializing products, pay potentially substantial monetary damages, and/or obtain licenses from third parties, which we may be unable to do on acceptable terms, if at all, and which may require us to make substantial royalty payments. In addition, we could encounter delays in product introductions while we attempt to develop alternative non-infringing products. Any of these or other adverse outcomes could have a material and adverse effect on our business, operating results, and financial condition. See Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for more information regarding a patent infringement suit filed by Ravgen, Inc. related to our discontinued historical laboratory developed test business, which is no longer in operation. There can be no assurance that we will prevail in the Ravgen matter. For example, in a patent infringement suit filed by Ravgen against another laboratory asserting the same patents, a Texas jury found the laboratory liable for infringement and awarded significant damages.

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

We are required to satisfy the continued listing requirements of Nasdaq to maintain such listing, including, among other things, the maintenance of a market value of our common stock of at least $50 million and the requirement that the minimum bid price of our stock not fall below $1.00 per share for more than 30 consecutive trading days.

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

In addition, on May 13, 2024, we received written notice (the "Notification Letter") from Nasdaq indicating that we are not in compliance with the minimum bid price requirements set forth in Nasdaq Listing Rule 5450(a)(1) for continued listing on Nasdaq. Nasdaq Listing Rule 5450(a)(1) requires listed securities maintain a minimum closing bid price of $1.00 per share, and Listing Rule 5810(c)(3)(A) provides that a failure to meet the minimum closing bid price requirement exists if the deficiency continues for a period of 30 consecutive business days (the “Bid Price Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have 180 days, or until November 11, 2024, to regain compliance with the Bid Price Rule. To regain compliance with the Bid Price Rule, the closing price of our stock must be at least $1.00 per share for a minimum of 10 consecutive trading days at any time prior to the expiration of the 180-day period. If we regain compliance with the MVLS Rule, Nasdaq will provide us with written confirmation and will close the matter.

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

Noteholders may require us to repurchase their Convertible Notes following a “fundamental change” (which is defined in the indentures governing the Convertible Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the Convertible Notes is limited by Nasdaq listing standards. We may not have enough available cash or be able to obtain financing at the time we are required to repurchase the Convertible Notes or pay these cash amounts upon their conversion. In addition, applicable law, regulatory authorities and the agreements governing our other indebtedness may restrict our ability to repurchase the Convertible Notes or pay these cash amounts upon their conversion. Our failure to repurchase Convertible Notes when required or pay these cash amounts upon their conversion will constitute a default under the indentures governing the Convertible Notes. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We may not have sufficient funds to satisfy all amounts due under the other indebtedness and the Convertible Notes.

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

As of March 31, 2024, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously reported on Current Reports on Form 8-K.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On May 13, 2024, we received the Notification Letter from the Nasdaq Stock Market LLC notifying us that we are not in compliance with the Bid Price Rule based on the closing bid price of our common stock for the 30 consecutive business days prior to the date of the Notification Letter.

The Notification Letter does not impact our listing on Nasdaq at this time. The Notification Letter states that we have 180 calendar days to regain compliance with the Bid Price Rule. To regain compliance, the closing bid price of our common stock must be at least $1.00 per share for a minimum of 10 consecutive business days at any time prior to the expiration of the 180 calendar day period. If we do not achieve compliance with the Bid Price Rule during the initial 180 calendar day period, we should be eligible for an additional 180 calendar day compliance period. We intend to actively monitor the closing bid price of our common stock and are committed to regaining compliance with the Bid Price Rule prior to the expiration of all applicable compliance periods.

(c) Trading Plans

During the quarter ended March 31, 2024, no director or Section 16 officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

4.1	Form of March 2024 Private Placement Warrant.	8-K	4.1	April 2, 2024

4.2	Form of Voting Agreement (attached as Exhibit D to the Form of Securities Purchase Agreement).	8-K	4.2	April 2, 2024

4.3	Form of Supplemental Indenture, to be dated as of the Closing Date, between the Company, the guarantors party thereto and GLAS Trust Company LLC.	8-K	4.3	March 11, 2024

10.1	Securities Purchase Agreement, dated March 31, 2024, by and between Biora Therapeutics, Inc. and the Purchasers signatory therein.	8-K	10.1	April 2, 2024

10.2	Form of Note Exchange Agreement, dated March 8, 2024, between the Company and the holder named therein.	8-K	10.1	March 11, 2024

10.3	Form of Note Purchase Agreement, dated March 8, 2024, between the Company and the purchaser named therein.	8-K	10.2	March 11, 2024

10.4	Form of Registration Rights Agreement, to be dated as of the Closing Date, between the Company and the investor named therein.	8-K	10.4	March 11, 2024

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.			Filed herewith

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934.			Filed herewith

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934.			Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	May 15, 2024	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)