Form 10-Q
period 2024-06-30
BIORA THERAPEUTICS, INC.
filed 2024-08-12
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 6, 2024, the registrant had 36,469,088 shares of common stock, par value $0.001 per share, outstanding.

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

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

CONDENSED Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$5,325	$15,211
Income tax receivable	822	830
Prepaid expenses and other current assets	3,054	3,030
Total current assets	9,201	19,071
Property and equipment, net	1,268	1,156
Right-of-use assets	1,217	1,614
Other assets	505	3,302
Goodwill	6,072	6,072
Total assets	$18,263	$31,215
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$7,512	$2,843
Accrued expenses and other current liabilities	19,568	17,319
Warrant liabilities	17,001	40,834
Related party senior secured convertible notes, current portion	1,912	1,976
Total current liabilities	45,993	62,972
Convertible notes, net of unamortized discount of $88 and $259 as of June 30, 2024 and December 31, 2023, respectively	4,512	9,966
Senior secured convertible notes, net of unamortized discount of $14,152 and $11,066 as of June 30, 2024 and December 31, 2023, respectively (Note 6)	19,842	14,591
Related party senior secured convertible notes net of unamortized discount of $7,442 and $7,951 as of June 30, 2024 and December 31, 2023, respectively (including future interest of $8,794 and $9,747 as of June 30, 2024 and December 31, 2023, respectively) (Note 6)	19,411	19,179
Derivative liabilities	17,246	22,899
Other long-term liabilities	581	3,029
Total liabilities	$107,585	$132,636
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock – $0.001 par value; 300,000,000 and 164,000,000 shares authorized as of June 30, 2024 and December 31, 2023, respectively; 36,689,240 and 28,574,918 shares issued as of June 30, 2024 and December 31, 2023, respectively; 35,943,235 and 27,837,563 shares outstanding as of June 30, 2024 and December 31, 2023, respectively	34	25
Additional paid-in capital	878,405	868,591
Accumulated deficit	(948,682)	(950,958)
Treasury stock – at cost; 746,005 and 737,355 shares as of June 30, 2024 and December 31, 2023, respectively	(19,079)	(19,079)
Total stockholders' deficit	(89,322)	(101,421)
Total liabilities and stockholders' deficit	$18,263	$31,215

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$318	$2	$860	$4
Operating expenses:
Research and development	7,704	5,983	14,709	13,173
Selling, general and administrative	8,400	8,953	17,453	17,309
Total operating expenses	16,104	14,936	32,162	30,482
Loss from operations	(15,786)	(14,934)	(31,302)	(30,478)
Interest expense, net	(711)	(2,703)	(3,468)	(5,383)
Gain (loss) on warrant liabilities	13,003	(161)	26,918	703
Other income (expense), net	9,892	(5)	10,109	(86)
Income (loss) before income taxes	6,398	(17,803)	2,257	(35,244)
Income tax (benefit) expense	(67)	4	(19)	4
Net income (loss)	6,465	(17,807)	2,276	(35,248)
Net income (loss) per share:
Basic	$0.18	$(1.47)	$0.07	$(3.01)
Diluted	$(0.04)	$(1.47)	$(0.06)	$(3.01)
Weighted average shares outstanding:
Basic	35,720,168	12,143,108	32,508,467	11,718,408
Diluted	74,215,969	12,143,108	69,282,114	11,718,408

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2023	28,574,918	$25	$868,591	$(950,958)	(737,355)	$(19,079)	$(101,421)
Issuance of common stock, net	2,591,662	3	2,821	—	—	—	2,824
Issuance of common stock upon vesting of restricted stock units	139	—	—	—	(69)	—	—
Issuance of common stock warrants	—	—	1,062	—	—	—	1,062
Stock-based compensation expense	—	—	1,539	—	—	—	1,539
Net loss	—	—	—	(4,189)	—	—	(4,189)
Balance at March 31, 2024	31,166,719	$28	$874,013	$(955,147)	(737,424)	$(19,079)	$(100,185)
Issuance of common stock, net	5,454,548	6	2,801	—	—	—	2,807
Issuance of common stock upon vesting of restricted stock units	67,973	—	(6)	—	(8,581)	—	(6)
Issuance of common stock warrants	—	—	24	—	—	—	24
Stock-based compensation expense	—	—	1,573	—	—	—	1,573
Net income	—	—	—	6,465	—	—	6,465
Balance at June 30, 2024	36,689,240	$34	$878,405	$(948,682)	(746,005)	$(19,079)	$(89,322)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2022	9,098,844	$8	$743,626	$(826,843)	(170,346)	$(19,078)	$(102,287)
Issuance of common stock, net	2,853,109	3	12,521	—	—	—	12,524
Issuance of common stock upon vesting of restricted stock units	146,321	—	(178)	—	(68,938)	—	(178)
Stock-based compensation expense	—	—	2,384	—	—	—	2,384
Net loss	—	—	—	(17,441)	—	—	(17,441)
Balance at March 31, 2023	12,098,274	$11	$758,353	$(844,284)	(239,284)	$(19,078)	$(104,998)
Issuance of common stock, net	1,509,434	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	79,256	—	(90)	—	(26,821)	—	(90)
Stock-based compensation expense	—	—	2,014	—	—	—	2,014
Net loss	—	—	—	(17,807)	—	—	(17,807)
Balance at June 30, 2023	13,686,964	$11	$760,277	$(862,091)	(266,105)	$(19,078)	$(120,881)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities:
Net income (loss)	$2,276	$(35,248)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	215	313
Stock-based compensation expense	3,112	4,398
Loss on extinguishment of convertible notes	185	—
Amortization of debt discount	2,279	757
Loss on disposal of property and equipment	10	9
Impairment of property and equipment	—	100
Change in fair value of derivative liabilities	(10,252)	—
Change in fair value of warrant liabilities	(26,918)	(703)
Changes in operating assets and liabilities:
Income tax receivable	8	10
Prepaid expenses and other assets	(226)	(59)
Accounts payable	4,177	1,437
Accrued expenses and other current liabilities	2,113	6,170
Other long-term liabilities	(427)	(904)
Net cash used in operating activities	(23,448)	(23,720)
Investing Activities:
Purchases of property and equipment	(195)	(36)
Proceeds from sale of property and equipment	20	11
Proceeds from sale of investment in Enumera Molecular, Inc.	3,000	—
Net cash provided by (used in) investing activities	2,825	(25)
Financing Activities:
Proceeds from issuance of common stock	6,102	12,883
Proceeds from issuance of common stock warrants	2,819	8,000
Proceeds from issuance of convertible notes, net	2,813	—
Payments of offering costs	(384)	(484)
Payments for financing of insurance premiums	(607)	(688)
Tax payments to settle restricted stock units	(6)	—
Net cash provided by financing activities	10,737	19,711
Net decrease in cash, cash equivalents and restricted cash	(9,886)	(4,034)
Cash, cash equivalents and restricted cash at beginning of period	15,211	30,486
Cash, cash equivalents and restricted cash at end of period	$5,325	$26,452

Supplemental disclosure of cash flow information:
Cash paid for interest	$244	$1,059
Cash paid for income taxes	$61	$11

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertibles note for senior secured notes and warrants	$5,625	$—
Lease assets obtained in exchange for operating lease liabilities	$—	$1,133
Offering costs incurred but not paid	$402	$—
Purchases of property and equipment in accounts payable	$161	$—

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

Liquidity

As of June 30, 2024, the Company had cash and cash equivalents of $5.1 million, restricted cash of $0.2 million and a working capital deficit. The Company had an accumulated deficit of $948.7 million as of June 30, 2024. For the six months ended June 30, 2024, the Company reported net income of $2.3 million and cash used in operating activities of $23.4 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of June 30, 2024, the Company had a face value of $50.3 million of 11.0%/13.0% convertible senior secured notes due 2028 ("2028 Convertible Notes") outstanding and a face value of $4.6 million of 7.25% convertible senior notes due 2025 ("2025 Convertible Notes" and together with the 2028 Convertible Notes, the "Convertible Notes") outstanding (see Note 6). Management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2024, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2024.

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

Restricted Cash

Restricted cash consists of collateral required for the Company's bank-issued credit cards with a balance of $0.2 million as of both June 30, 2024 and December 31, 2023.

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

3. Strategic Transformation

In order to refocus efforts and resources on its research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the legacy genetics laboratory and the sale of Avero, together referred to as the "Laboratory Operations."

Assets Held for Sale

In October 2023, the Company entered into a purchase and sale agreement to sell the building located in Ann Arbor, Michigan included in current assets held for sale. The transaction closed in October 2023 and the Company received gross proceeds of $2.8 million and incurred closing expenses of $0.2 million. There are no assets held for sale as of June 30, 2024 or December 31, 2023.

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

Licensing Agreements

In June 2023, the Company entered into a purchase and license agreement with a diagnostics company pursuant to which the Company sold certain assets and licensed intellectual property related to preeclampsia for research and development (the “Preeclampsia Agreement”). Under the terms of the Preeclampsia Agreement, the Company received a one-time payment for the sale of assets, including the sale of rights to certain antibody sequences, and recorded $1.5 million of other income in the third quarter of 2023.

In May 2023, the Company entered into a professional services agreement with an affiliate of Enumera, a related party. Pursuant to the agreement, the affiliate will assist in selling legacy assets. The Company incurred $0.4 million in the third quarter of 2023 recorded in other expenses in connection with the agreement.

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

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid expenses	$2,648	$2,443
Other current assets	406	587
Total	$3,054	$3,030

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Computers and software	$1,202	$1,193
Building and leasehold improvements	852	803
Laboratory equipment	704	423
Furniture, fixtures, and office equipment	799	799
Construction in progress	4	45
Total property and equipment	3,561	3,263
Less accumulated depreciation and amortization	(2,293)	(2,107)
Property and equipment, net	$1,268	$1,156

Depreciation and amortization expense was $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $0.2 million and $0.3 million for the three and six months ended June 30, 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Investment in Enumera	$—	$3,000
Other	505	302
Total	$505	$3,302

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accrual for reimbursement claims and legal settlements, current (1)	$3,572	$6,337
Commissions and bonuses	2,887	2,469
Vacation and payroll benefits	1,485	1,367
Accrued professional services (2)	4,721	2,914
Accrued interest	347	173
Lease liabilities, current	882	896
Insurance financing	1,683	401
Contract liabilities	32	542
Other (3)	3,959	2,220
Total	$19,568	$17,319

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

(3) Included in this amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Lease liabilities, net of current portion	402	818
Other (1)	179	2,211
Total	$581	$3,029

(1) Included in the December 31, 2023 amount are contracts that the Company is responsible for that were expensed in discontinued operations in 2021.

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

There were no significant transfers between these fair value measurement classifications during the six months ended June 30, 2024 and 2023.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
June 30, 2024
Derivative liabilities	$—	$—	$17,246
Warrant liabilities	$—	$—	$17,001

December 31, 2023
Derivative liabilities	$—	$—	$22,899
Warrant liabilities	$—	$—	$40,834

The Company issued 2028 Convertible Notes (see Note 6) that contain conversion features that are required to be bifurcated and recorded as embedded derivative liabilities in the consolidated balance sheet. The Company utilized a binomial pricing model to determine the fair value of the conversion features, which utilizes significant unobservable inputs. The fair value of the embedded derivatives as of June 30, 2024 and December 31, 2023 were estimated using a binomial pricing model with the following inputs and assumptions:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.3%	3.8% - 4.3%
Expected volatility	95.9%	84.3% - 95.7%
Stock price	$0.66	$1.35
Discount rate	36.1%	28.7% - 28.9%

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from equity financings (see Note 9) and the Convertible Note exchanges (see Note 6). The Company uses the Black-Scholes Model to value the warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At June 30, 2024 and December 31, 2023, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	June 30, 2024	December 31, 2023
Risk-free interest rate	4.3% - 4.7%	3.8% - 4.1%
Expected volatility	86.1% - 95.3%	95.6% - 101.8%
Stock price	$0.66	$1.35
Expected life (years)	2.1 - 4.9	2.5 - 5.0

A summary of the changes in the Level 3 classified liabilities is presented below (in thousands):

	Warrant Liabilities	Derivative Liabilities
Balance at December 31, 2023	$40,834	$22,899
Recognition of warrant liabilities	4,170	—
Reclassification of warrant liabilities to equity	(1,062)	—
Expired warrants	(1,460)	—
Warrant reprice adjustment	1,690	—
Recognition of derivative liabilities	—	4,599
Change in fair value	(27,171)	(10,252)
Balance at June 30, 2024	$17,001	$17,246

6. Convertible Notes

The following table summarizes significant terms of the Company's Convertible Notes at June 30, 2024 (in thousands):

	June 30, 2024
	Face Value	Carrying Value	Fair Value (1)	Stated Interest Rate	Effective Interest Rate
2028 Convertible Notes (2)	$31,901	$19,842	$13,687	11-13%	26.7%
Related Party 2028 Convertible Notes (3)	$18,400	$21,323	$6,479	11-13%	28.2%
2025 Convertible Notes	$4,600	$4,512	$2,701	7.25%	8.7%

(1) To estimate the fair value of the 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $9.9 million, the 2028 Convertible Notes fair value using the with method is $23.6 million. To estimate the fair value of the 2025 Convertible Notes, the Company used unadjusted quoted prices in the active market obtained from third-party pricing services.

(2) PIK Notes (as defined below) with a face value of $1.8 million are included in these amounts.

(3) PIK Notes with a face value of $1.0 million are included in these amounts.

The following table summarizes significant terms of the Company’s Convertible Notes at December 31, 2023 (in thousands):

	December 31, 2023
	Face Value	Carrying Value	Fair Value (4)	Stated Interest Rate	Effective Interest Rate
2028 Convertible Notes	$23,500	$14,591	$14,846	11-13%	48.9%
Related Party 2028 Convertible Notes	$17,383	$21,155	$10,982	11-13%	(22.0)%
2025 Convertible Notes	$10,225	$9,966	$5,984	7.25%	8.7%

(4) To estimate the fair value of the 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $22.9 million, the 2028 Convertible Notes fair value using the with method is $48.7 million. To estimate the fair value of the 2025 Convertible Notes, the Company used unadjusted quoted prices in the active market obtained from third-party pricing services.

The carrying value of the Convertible Notes does not approximate their fair values because the carrying values reflect the balance of unamortized discount related to the derivative liabilities associated with the value of the conversion features assessed at inception. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes. As of June 30, 2024 and December 31, 2023, the unamortized debt discount on the 2025 Convertible Notes was $0.1 million and $0.3 million, respectively. The amortization of the debt discount was less than $0.1 million for both the three and six months ended June 30, 2024, and $0.4 million and $0.8 million for the three and six months ended June 30, 2023, respectively, and is included in interest expense, net in the consolidated statements of operations. As of June 30, 2024 and December 31, 2023, the unamortized debt discount on the 2028 Convertible Notes was $21.6 million and $19.0 million, respectively. The amortization of the debt discount was $0.3 million and $2.2 million for the three and six months ended June 30, 2024, respectively, and is included in interest expense, net in the consolidated statements of operations.

2025 Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of 2025 Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2025 Convertible Notes Indenture”). The 2025 Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the 2025 Convertible Notes of $0.1 million and $0.2 million for the three and six months ended June 30, 2024, respectively, and $2.4 million and $4.8 million for the three and six months ended June 30, 2023, respectively.

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

The 2025 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2025 Convertible Notes Indenture). As of both June 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

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

The Exchange Warrants have an exercise price of $5.50 per share, are exercisable any time on or after December 19, 2023 and expire on December 19, 2028, the Commitment Warrants have an exercise price of $1.36 per share, are exercisable at any time on or after June 19, 2024 and expire on December 19, 2028, and the Additional Warrants have an exercise price of $5.00 per share, are exercisable any time on or after December 19, 2023 and expire on December 19, 2028. Each of the Exchange Warrants, the Commitment Warrants and the Additional Warrants (together the "December 2023 Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock would exceed specified levels. Pursuant to ASC 815, the December 2023 Warrants are classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. In connection with the March 2024 Offering (as defined below), 2,322,059 of the December 2023 Warrants were amended to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants were not exercisable until June 5, 2024 (the "Stockholder Approval Date") and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

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

2028 Convertible Notes

The 2028 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2028 Convertible Notes Indenture”), dated December 19, 2023, by and between the Company and GLAS Trust Company LLC, as trustee. The 2028 Convertible Notes will mature on the earlier of December 19, 2028 and the date that is 90 days prior to the maturity of the Convertible Notes solely to the extent there are Convertible Notes outstanding in a principal amount equal to or greater than $5.0 million as of such date, unless earlier repurchased, redeemed or converted. In March 2024 the maturity date of the Convertible Notes was extended to December 19, 2028. The Notes will accrue interest at a rate of 11.0% per annum in the case of cash payment and 13.0% in the case of blended payments or payments-in-kind, payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2024. The Company recognized interest expense on the 2028 Convertible Notes of $1.1 million and $1.8 million for the three and six months ended June 30, 2024, respectively.

In May 2024, the Company entered into an agreement with holders of the Company's 2028 Convertible Notes for payment in kind interest in the form of additional 11.00%/13.00% Notes (“PIK Notes”). The payment was made to the holders by issuing additional 2028 Convertible Notes in an amount equal to the interest payment obligation of approximately $2.8 million for the payment date occurring on June 1, 2024.

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

The 2028 Convertible Notes Indenture contains covenants restricting the Company’s ability to incur indebtedness, incur liens, make restricted payments, make asset sales and engage in transactions with affiliates, subject to certain baskets. The 2028 Convertible Notes Indenture requires the Company to maintain minimum liquidity of $4.0 million and to add future assets to the collateral under the Security Agreement, dated as of December 19, 2023, among the Company, the Guarantors party thereto and GLAS Trust Company LLC, as collateral agent (the "Security Agreement") and to add future subsidiaries as guarantors under the Security Agreement. The 2028 Convertible Notes have customary provision relating to the occurrence of “Events of Default” (as defined in the 2028 Convertible Notes Indenture). As of both June 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

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

7. Related Party Transactions

As of June 30, 2024 and December 31, 2023, Athyrium Capital Management, LP (“Athyrium”) held $18.4 million, including $1 million in PIK Notes, and $17.4 million aggregate principal amount of 2028 Convertible Notes (see Note 6). Athyrium also held 10,929,763 shares, or 30.4%, of the Company's common stock outstanding, 7,399,226 pre-funded warrants and warrants to purchase up to 24,583,252 shares of common stock at exercise prices ranging from of $3.01 to $8.22 as of June 30, 2024.

The Company's 2028 Convertible Notes June 1, 2024 interest payment was made in the form of PIK Notes. The payment was made to Athyrium by issuing additional 2028 Convertible Notes in an amount equal to the interest payment obligation of approximately $1.0 million.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share. In addition, in a concurrent private placement, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock (see Note 9) to the same investors. Following this transaction, the institutional and accredited investors became related parties due to greater than 5% ownership. As of September 30, 2023 the institutional and accredited investors held less than 5% of the Company's outstanding common stock and are no longer considered related parties.

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

8. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. Cash paid for operating leases was $0.3 million and $0.8 million for the six months ended June 30, 2024 and 2023, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease costs	$235	$409	$470	$793

Supplemental weighted-average information related to operating leases is as follows:

	June 30,
	2024	2023
Weighted-average remaining lease term (years)	1.8	2.5
Weighted-average discount rate	9.6%	9.6%

As of June 30, 2024, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2024 (remaining)	$518
2025	590
2026	264
2027	18
2028 and thereafter	—
Total minimum lease payments	1,390
Less: interest	(106)
Present value of lease liabilities	$1,284

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The Company did not make any payments during the six months ended June 30, 2023. The Company paid $2.8 million during the six months ended June 30, 2024. The remaining amount payable of $2.6 million was due on or before July 1, 2024, and is subject to interest at a rate of 1.25% per annum. The Company notified the government parties that payment of the remaining amount payable would be delayed. As of June 30, 2024, the Company’s accrual consisted of $2.6 million in accrued expenses and other current liabilities.

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

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, which the court granted on July 12, 2023. Lead Plaintiffs filed a notice of appeal on August 11, 2023 and the appeal is currently before the United States Court of Appeals for the Ninth Circuit (Case No: 23-55716) with appellate briefing concluded and submitted by the parties in March 2024. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO. In March 2024, the Company and plaintiffs agreed to settle the litigation, subject to negotiation and entry into definitive and binding agreements and court approval, for an amount of $1.0 million. This amount is included in accrued expenses and other current liabilities as of June 30, 2024. Subsequently, the appellate court granted the parties’ joint motion to stay the appeal and remand the case to the district court for settlement purposes.

On June 4, 2021, a purported shareholder filed a lawsuit in the U.S. District Court for the SDCA, claiming to sue derivatively on behalf of the Company. The complaint names certain of the Company’s officers and directors as defendants, and names the Company as a nominal defendant. Premised largely on the same allegations as the above-described securities lawsuit, it alleges that the individual defendants breached their fiduciary duties to the Company, wasted corporate assets, and caused the Company to issue a misleading proxy statement in violation of the Securities Exchange Act of 1934, as amended. The complaint seeks the award of unspecified damages to the Company, equitable and injunctive remedies, and an order directing the Company to reform and improve its internal controls and board oversight. It also seeks the costs and disbursements associated with bringing suit, including attorneys’, consultants’, and experts’ fees. The case is stayed pending the resolution of the underlying matter in the above-described securities lawsuit.

On August 17, 2021, the Company received a letter purportedly on behalf of a stockholder of the Company demanding that the Company's board of directors investigate and take action against certain of the Company’s current and former officers and directors to recover damages for alleged breaches of fiduciary duties and related claims arising out of the IPO litigation discussed above. This matter is pending the outcome of the underlying matter in the above-described securities lawsuit.

Given the uncertainty of litigation and other matters described above, and the legal standards that must be met for, among other things, success on the merits, the Company is unable to predict the ultimate outcome of these actions, and therefore cannot estimate the reasonably possible loss or range of loss, if any, that may result from these actions.

9. Stockholders’ Equity

Common Stock

On January 3, 2023, the Company effected the Reverse Stock Split of the Company's common stock. The Reverse Stock Split, which has been retroactively reflected throughout the condensed consolidated financial statements, reduced the authorized shares of the Company to 164,000,000 and did not change the par value of the Company's common stock. On June 5, 2024, the Company’s stockholders approved an increase in the number of authorized shares of the Company's common stock from 164,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase, which became effective immediately upon filing.

Registered Offerings

In January 2023, the Company issued warrants to purchase 90,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the securities purchase agreement related to the registered direct offering completed in November 2022. The warrants have an exercise price of $8.22 and were exercisable beginning on May 9, 2023. In connection with the March 2024 Offering (as defined below), the warrants were amended to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants were not exercisable until the Stockholder Approval Date and (iii) extend the original expiration date to be five years from the Stockholder Approval Date. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 1,509,434 shares of common stock in a registered direct offering at an offering price of $5.30 per share (the "June 2023 Offering"). In addition, in a concurrent private placement with the same investors, the Company issued unregistered warrants to purchase 3,018,868 shares of common stock. At issuance, the warrants had an exercise price of $5.05 per share and were exercisable at any time. The Company received approximately $7.3 million in net proceeds, after deducting placement agent fees and offering expenses. In connection with the March 2024 Offering (as defined below), the warrants were amended to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants were not exercisable until the Stockholder Approval Date and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

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

On March 31, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to (1) the offering and sale of an aggregate of 5,454,548 shares of the Company’s common stock at an offering price of $1.10 per share in a registered direct offering and (2) the issuance of unregistered warrants to purchase up to 5,454,548 shares of the Company's common stock with an exercise price of $1.10 to certain accredited investors in a concurrent private placement (collectively, the "March 2024 Offering"). The March 2024 Offering closed and was recorded in April 2024. The Company received net proceeds of $5.5 million after deducting placement agent fees and offering expenses. In connection with the March 2024 Offering, the Company also agreed to amend an aggregate of 6,415,822 outstanding warrants held by purchasers in the offering to (i) lower the exercise price to $1.10 per share, (ii) provide that the warrants were not exercisable until the Stockholder Approval Date and (iii) extend the original expiration date to be five years from the Stockholder Approval Date. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The Company incurred a total of $0.7 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis.

Common Stock Warrants

As of June 30, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuable upon exercise of warrants	Exercise Price per share
Held by Related Parties
N/A	7,399,226	$0.001
September 2026	16,634,507	$3.01
May 2028	824,137	$8.22
December 2028	2,085,372	$5.00
December 2028	5,039,236	$5.50
Related Parties Total	31,982,478
Held by non-affiliates
February 2026	69,930	$171.50
August 2026	452,635	$25.00
April 2027	1,378,687	$1.87
April 2027	848,366	$1.93
December 2028	5,030,882	$1.36
December 2028	2,999,241	$5.00
March 2029	2,000,000	$2.75
June 2029	11,870,370	$1.10
Non-affiliate Total	24,650,111
Total	56,632,589

At-The-Market Sales Agreement and Offering

In November 2021, the Company entered into an At Market Issuance Sales Agreement with B. Riley Securities, Inc., BTIG, LLC, and H.C. Wainwright & Co. LLC ("Agents"), pursuant to which the Company may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time, in “at the market” offerings through the Agents (the "ATM Facility"). In connection with the registered direct offering in November 2022, the aggregate offering price was reduced to $70.0 million. The Company further reduced the aggregate offering price to $12.0 million in connection with the June 2023 Offering. As of October 9, 2023, the aggregate offering price was increased to $37.6 million. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold under the ATM Facility. The following table provides information on the shares sold under the ATM Facility for the three and six months ended June 30, 2024 and 2023.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net proceeds (in millions)	$—	$—	$2.8	$12.6
Number of shares	—	—	2,591,662	2,853,109
Weighted average purchase price	$—	$—	$1.13	$4.69

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

On June 14, 2023, the Company’s stockholders approved the Fifth Amended and Restated 2018 Equity Incentive Plan ("2018 Fifth Amended Plan"), which included an increase of 5,500,000 shares of common stock reserved for issuance. As of June 30, 2024 there were 4,735,295 shares available for issuance under the 2018 Fifth Amended Plan.

On November 3, 2021, the Board approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 260,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of June 30, 2024, 63,964 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes performance awards, under the 2012 Plan, the 2018 Fifth Amended Plan and the 2021 Inducement Plan during the six months ended June 30, 2024:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	763,012	$36.23
Options granted	78,800	$0.71
Options exercised	—	$—
Options forfeited/cancelled	(7,671)	$59.68
Balance at June 30, 2024	834,141	$32.66	7.8	$—
Vested and expected to vest at June 30, 2024	834,141	$32.66	7.8	$—
Vested and exercisable at June 30, 2024	402,784	$50.45	7.4	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the six months ended June 30, 2024 and 2023:

Six Months Ended June 30,
	2024	2023
Risk-free interest rate	4.3% - 4.7%	3.5% - 4.0%
Expected volatility	95.0% - 96.8%	101.3% - 102.7%
Expected dividend yield	―	―
Expected life (years)	5.5 - 6.3	5.5 - 6.3

The weighted-average grant date fair value of options granted during the six months ended June 30, 2024 and 2023 was $0.59 per option and $2.93 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2023	2,537,357	$3.31
Granted	2,783,000	$0.81
Vested	(68,112)	$4.99
Forfeited/cancelled	(40,800)	$2.91
Balance at June 30, 2024	5,211,445	$1.95

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development	713	773	1,288	1,628
Selling, general and administrative	860	1,241	1,824	2,770
Total stock-based compensation expense	$1,573	$2,014	$3,112	$4,398

At June 30, 2024 there was $4.8 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.3 years and $8.3 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.4 years.

11. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. The Company's effective tax rate was zero for the three and six months ended June 30, 2024 and 2023. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

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

12. Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per share is computed by dividing the net income (loss) by the weighted average number of shares of common stock and potentially dilutive securities outstanding for the period. For the periods that the Company has reported net losses presented, all potentially dilutive securities are antidilutive and, accordingly, basic net loss per share equals diluted net loss per share.

Diluted net income represents our net income plus interest expense on the Convertible Notes, net of tax. The potential dilutive effect of stock options and unvested RSUs during the period are calculated in accordance with the treasury stock method, but are excluded if their effect is anti-dilutive. The potential dilutive effect of our Convertible Notes outstanding during the period are calculated using the if-converted method assuming the conversion of our Convertible Notes as of the earliest period reported or at the date of issuance, if later, but are excluded if their effect is anti-dilutive. A reconciliation of the numerators and the denominators of the basic and dilutive net income (loss) per share computations are as follows (in thousands, expect share and per share amounts):

	Three Months Ended	Six Months Ended
	June 30, 2024
Net income	$6,465	$2,276
Add interest expense on Convertible Notes, net of tax	740	3,533
Less gain on derivative liabilities	(9,834)	(10,252)
Net loss, diluted	$(2,629)	$(4,443)

Basic weighted-average number of shares outstanding	35,720,168	32,508,467
Potentially dilutive common share equivalents	38,495,801	36,773,647
Diluted weighted average number of shares outstanding	74,215,969	69,282,114

Basic earnings per share	$0.18	$0.07
Diluted loss per share	$(0.04)	$(0.06)

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Stock options to purchase common stock	792,543	708,732	777,802	708,732
Restricted stock units	5,176,580	1,032,201	2,504,018	1,032,201
Common stock warrants and pre-funded warrants	49,233,363	5,440,465	49,233,363	5,440,465
Common stock issuable upon conversion of Convertible Notes	—	1,623,547	—	1,623,547
Total	55,202,486	8,804,945	52,515,183	8,804,945

13. Subsequent Events

On July 1, 2024, the Company entered into an Equity Distribution Agreement (the "Sale Agreement") with Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (the "Agents"), pursuant to which the Company may offer and sell from time to time up to $90.0 million in shares of common stock in "at the market offerings" through the Agents. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and its public float as of July 1, 2024, and in accordance with the terms of the Sale Agreement, the Company may sell shares of its common stock having an aggregate gross sales price of up to $6.0 million. If its public float increases such that the Company may sell additional amounts under the Sale Agreement and its registration statement on Form S-3, the Company will file another prospectus supplement prior to making additional sales. The Company has no obligation to sell any shares under the Sale Agreement, and may suspend offers or terminate the Sale Agreement at any time. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the Sale Agreement. From July 1, 2024 through August 1, 2024, the Company received net proceeds of $0.4 million, after deducting commissions and other offering expenses, from the sale of 525,853 shares under the Sale Agreement. The Company sold such shares at a weighted average purchase price of $0.69 per share.

On July 3, 2024, the Company entered into a letter agreement with the holders of the 2028 Convertible Notes pursuant to which, in exchange for the holders agreeing to forbear, until July 31, 2024, from exercising or enforcing certain rights and remedies against the Company under the terms of the 2028 Convertible Notes Indenture as a result of the Company's potential failure to comply with minimum liquidity requirement of Section 3.13 thereof, the Company issued to the holders 1,249,999 warrants to purchase shares of common stock (the “Forbearance Warrants”). The Forbearance Warrants have an exercise price of $0.63 per share and are exercisable at any time on or after July 3, 2024 and expire on July 3, 2028. On July 31, 2024, the Company entered into a letter agreement with the holders of the 2028 Convertible Notes pursuant to which the parties agreed to extend the forbearance until August 4, 2024. The parties subsequently agreed to extend the forbearance until August 16, 2024.

On August 12, 2024 the Company entered into an exchange agreement with holders (each, a “Holder”) of the Company’s 2028 Convertible Notes, pursuant to which the Company agreed to acquire an aggregate of $10.8 million of principal amount, plus accrued and unpaid interest, of the existing 2028 Convertible Notes in exchange for (i) $10.8 million of a series of a new tranche of 2028 Convertible Notes ("Payment Priority Notes") on the initial closing date. The Company also entered into a note purchase agreements with the Holders to purchase $16.0 million in aggregate principal amount of Payment Priority Notes from the Company for cash at par value on the initial closing date. Once per month, up to three times following the initial closing date, the Company may request that the Holders purchase additional Payment Priority Notes (a “Subsequent Draw”) with a purchase price of $4.0 million in a subsequent closing for a maximum amount of $16.0 million. To the extent that a Holder that is a party to the note purchase agreement acquires additional Payment Priority Notes pursuant to a Subsequent Draw, each Holder shall have the right to exchange additional 2028 Convertible Notes for a series of Payment Priority Notes concurrently with the closing of such Subsequent Draw. Additionally, as part of the agreements, the investors were granted warrants to purchase 6,677,794 shares of common stock with an exercise price of $0.60 at the initial closing and will be granted additional warrants to purchase shares of common stock to in connection with Subsequent Draws.

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

Recent Developments

On July 17, 2024, Company leadership, along with members of its Clinical Advisory Board, held a conference call to present data from the Phase 1 clinical trial of BT-600. BT-600 is a drug/device combination of Biora’s NaviCap ingestible drug delivery device with a proprietary liquid formulation of tofacitinib, for the potential treatment of moderate to severe ulcerative colitis. The NaviCap device is orally administered and has been designed for anatomically targeted therapeutic delivery directly to the colon in this application. A summary of key clinical trial results follows:

Results from the Phase 1 clinical trial demonstrate a pharmacokinetic profile consistent with drug delivery and absorption in the colon for both single and multiple ascending dose (SAD/MAD) cohorts:

•
First evidence of systemic absorption of tofacitinib was at six hours, consistent with colonic (vs. upper gastrointestinal) delivery. Maximal levels in the trial occurred at eight to ten hours vs. 30 minutes for conventional oral tofacitinib in other trials.
•
Maximal systemic drug exposure was three to four times lower than that seen with conventional oral tofacitinib in other trials, demonstrating the NaviCap platform’s ability to deliver locally to the colon and limit systemic drug exposure.

The distribution of colon tissue exposure suggests that pan-colonic delivery of tofacitinib was achieved:

•
Sites in the distal colon were biopsied, following delivery of tofacitinib in the proximal colon.
•
Biopsy results provided evidence of drug exposure extending to the distal colon, at common sites of disease.
•
Modeling projects tissue levels at or above the estimated IC90 through at least 16 hours after dosing.
•
Post-retrieval device analysis further confirmed that NaviCap devices accurately delivered drug in the colon, with no early release, and with >95% of devices detecting colon entry.

NaviCap devices were well tolerated by participants in both the SAD and MAD cohorts:

•
All adverse events were mild and consistent with those expected in a healthy population.
•
No evidence of device or drug colon toxicity; colon tissue histology was within normal limits.
•
There were no notable changes or differences in safety laboratory parameters between groups.

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

Factors Affecting Our Performance

Our business involves significant investment in research and development ("R&D") activities for the development of new products. We intend to continue investing in our pipeline of new products and technologies, alone or in partnership with large pharmaceutical companies. We expect our investment in R&D to increase as we pursue regulatory approval of our targeted therapeutics and systemic therapeutics product candidates. The achievement of key development milestones is a key factor in evaluating our performance.

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

Gain (Loss) on Warrant Liabilities

Gain (loss) on warrant liabilities consists of losses on warrant issuances and changes in the fair value of our liability-classified warrants to purchase common stock.

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

Results of Operations.

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Statement of Operations Data:	(unaudited)			(unaudited)
Revenues	$318	$2	$316	$860	$4	$856
Operating expenses:
Research and development	7,704	5,983	1,721	14,709	13,173	1,536
Selling, general and administrative	8,400	8,953	(553)	17,453	17,309	144
Total operating expenses	16,104	14,936	1,168	32,162	30,482	1,680
Loss from operations	(15,786)	(14,934)	(852)	(31,302)	(30,478)	(824)
Interest expense, net	(711)	(2,703)	1,992	(3,468)	(5,383)	1,915
Gain (loss) on warrant liabilities	13,003	(161)	13,164	26,918	703	26,215
Other income (expense), net	9,892	(5)	9,897	10,109	(86)	10,195
Income (loss) before income taxes	6,398	(17,803)	24,201	2,257	(35,244)	37,501
Income tax (benefit) expense	(67)	4	(71)	(19)	4	(23)
Net income (loss)	$6,465	$(17,807)	$24,272	$2,276	$(35,248)	$37,524

Revenues

Revenues increased by $0.3 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, due to an increase in collaboration revenue. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, revenues increased by $0.9 million due to an increase in collaboration revenue.

Research and Development Expenses

Research and development expenses increased by $1.7 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to an increase in clinical trial expenses, salaries and benefits and laboratory supplies, partially offset by a small decrease in consulting and professional fees. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, research and development expenses increased by $1.5 million, primarily due to an increase in clinical trial expenses, salaries and benefits and the cost of supplies, partially offset by a decrease in consulting and professional fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.6 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease in business insurance, salaries and benefits, and facilities costs, partially offset by an increase in consulting and professional fees. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, selling, general and administrative expenses increased by $0.1 million, primarily due to an increase in consulting and professional fees, offset by a decrease in business insurance, salaries and benefits and facilities costs.

Interest expense, net

Interest expense, net decreased by $2.0 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a decrease in the balance of the 7.25% convertible senior notes due 2025 (the "2025 Convertible Notes") from note exchanges, offset by the issuance of 2028 Convertible Notes. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, interest expense, net decreased by $1.9 million, primarily due to a decrease in the balance of the 2025 Convertible Notes, offset by the issuance of the 2028 Convertible Notes.

Gain (Loss) on Warrant Liabilities

Gain (loss) on warrant liabilities increased by $13.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 primarily due to the change in fair value of outstanding warrant liabilities. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, gain (loss) on warrant liabilities increased by $26.2 million, primarily due to the change in fair value of outstanding warrant liabilities.

Other Income (Expense), Net

Other income (expense), net increased by $9.9 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, primarily due to a gain on the change in fair value of the derivative liabilities for the 2028 Convertible Notes. For the six months ended June 30, 2024 compared to the six months ended June 30, 2023, other income (expense), net increased by $10.2 million, primarily due to a gain on the change in fair value of the derivative liabilities for the 2028 Convertible Notes.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including our convertible notes.

As of June 30, 2024, we had $5.1 million of cash and cash equivalents, restricted cash of $0.2 million and a working capital deficit. The face value of convertible notes outstanding was $54.9 million and our accumulated deficit as of June 30, 2024 was $948.7 million. For the six months ended June 30, 2024, we had net income of $2.3 million and cash used in operations of $23.4 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, research and development, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2024, and we will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and six months ended June 30, 2024. We therefore intend to raise additional capital through equity offerings, including our Equity Distribution Agreement with Canaccord Genuity LLC, and H.C. Wainwright & Co. LLC (the “Agents”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time in “at the market” offerings through the Agents (the "ATM Facility"), and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our research and development programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

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

The following table summarizes our cash flows for the periods indicated (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(23,448)	$(23,720)
Cash provided by (used in) investing activities	2,825	(25)
Cash provided by financing activities	10,737	19,711

Operating Activities

Net cash used in operating activities in the six months ended June 30, 2024 was primarily attributable to net income of $2.3 million, offset by non-cash adjustments of $31.4 million, primarily driven by a $26.9 million change in fair value of the warrant liabilities and a $10.3 million change in fair value of the derivative liabilities, partially offset by $3.1 million of stock-based compensation expense, $2.3 million of debt discount amortization, $0.2 extinguishment loss on convertible notes and $0.2 million of depreciation and amortization. The net cash inflow from changes in operating assets and liabilities was attributable to a $4.2 million increase in accounts payable and a $2.1 million increase in accrued expenses and other current liabilities, offset by a $0.2 million increase in prepaid and other assets and a $0.4 million decrease in other long-term liabilities.

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

Investing Activities

Net cash provided by investing activities during the six months ended June 30, 2024 was primarily attributable to proceeds of $3.0 million from the sale of the investment in Enumera Molecular, Inc., offset by $0.2 million in purchases of property and equipment. Net cash used in investing activities during the six months ended June 30, 2023 was less than $0.1 million.

Financing Activities

Net cash provided by financing activities during the six months ended June 30, 2024 was primarily attributable to $6.1 million in proceeds from the issuance of common stock, $2.8 million in proceeds from the issuance of senior secured convertible notes and $2.8 million from the issuance of common stock warrants, partially offset by $0.6 million in payments for insurance financing and $0.4 million in payments of offering costs. Net cash provided by financing activities during the six months ended June 30, 2023 was primarily attributable to $12.9 million in proceeds from the issuance of common stock and $8.0 million in proceeds from the issuance of warrants, partially offset by $0.7 million in payments for insurance financing and $0.5 million in payments of offering costs.

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

During the six months ended June 30, 2024, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company, as defined by Rule 12b-2 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and in Item 10(f)(1) of Regulation S-K, and are not required to provide the information under this item.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Note 8, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 8 to the condensed consolidated financial statements for the quarter ended June 30, 2024 contained in this Quarterly Report on Form 10-Q.

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
•
We may not be able to obtain and maintain the third-party relationships, including partnerships with large pharmaceutical companies that are necessary to develop, fund, commercialize, and manufacture some or all of our product candidates.
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

Our operations with respect to our therapeutics pipeline to date have been limited to developing our platform technologies, undertaking preclinical studies and feasibility studies with human subjects, conducting research to identify potential product candidates, and limited phase 1 clinical trials for the NaviCap platform in healthy volunteers.

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

From time to time, we may publish interim “top-line” or preliminary data from preclinical studies or clinical trials and use models to project expected future clinical trial results. Interim data and model-based projections are subject to the risk that one or more of the outcomes may materially change as more data become available. We also make assumptions, estimations, calculations, and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same studies, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Preliminary or “top-line” data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, interim and preliminary data and model-based projections should be viewed with caution until the final data are available. Additionally, interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could seriously harm our business.

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

As of June 30, 2024, we had a face value of approximately $54.9 million of convertible notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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

Additional time may be required to obtain marketing authorizations for our therapeutics product candidates because they are combination products.

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

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information). We have in the past received, and continue to receive recoupment requests from time to time and we expect these disputes and requests for recoupment may continue for a period of time in the future. Third-party payors may decide to recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued.

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

Both before and after a product is commercially released, we and our products are subject to ongoing and pervasive oversight of government regulators. For instance, in the case of any product candidates subject to regulation by the FDA, including those products candidates in connection with our therapeutics pipeline, our facilities and procedures and those of our suppliers will be subject to periodic inspections by the FDA to determine compliance with applicable regulations. The results of these inspections can include inspectional observations on FDA’s Form-483, warning letters, or other forms of enforcement. If the FDA or a non-U.S. regulatory agency were to conclude that we are not in compliance with applicable laws or regulations, or that any of our product candidates, if authorized for marketing, are ineffective or pose an unreasonable health risk, the FDA or such other non-U.S. regulatory agency could ban products, withdraw marketing authorizations for such products, detain or seize adulterated or misbranded products, order a recall, repair, replacement, or refund of such products, refuse to grant pending marketing applications, require certificates of non-U.S. governments for exports, and/or require us to notify health professionals and others that the products present unreasonable risks of substantial harm to the public health. The FDA and other non-U.S. regulatory agencies may also assess civil or criminal penalties against us, our officers, or employees and impose operating restrictions on a company-wide basis. The FDA may also recommend prosecution to the DOJ. Any adverse regulatory action, depending on its magnitude, may restrict us from effectively marketing and selling our products and limit our ability to obtain future marketing authorizations, and could result in a substantial modification to our business practices and operations and the imposition of additional, costly compliance obligations. These potential consequences could have a material and adverse effect on our business, operating results, and financial condition.

Current and future legislation may increase the difficulty and cost for us, and any collaborators, to obtain marketing approval of and commercialize our drug candidates and affect the prices we, or they, may obtain.

To date, there have been several recent U.S. congressional inquiries and proposed and enacted state and federal legislation and regulation designed to, among other things, bring more transparency to drug pricing, review the relationship between pricing and manufacturer patient support programs, reduce the costs of drugs under Medicare and reform government program reimbursement methodologies for drug products. Heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products has resulted in several recent Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for products. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare therapies, which could result in reduced demand for our product candidates or additional pricing pressures. For example, on August 16, 2022, President Biden signed into law the Inflation Reduction Act of 2022 (“IRA”), which, contains provisions intended to lower beneficiary drug spending. Beginning in 2023, the IRA authorizes the CMS to negotiate Medicare reimbursement rates for certain prescription drug products, which may put limits on prices paid for drugs by government health programs. We cannot be sure whether additional legislation or rulemaking related to the IRA will be issued or enacted, or what impact, if any, such changes will have on the profitability of any of our drug candidates, if approved for commercial use, in the future.

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
•
periodic fluctuations in our cash use, level of indebtedness and cash balance;
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

For example, on December 11, 2023, we received formal notice from Nasdaq indicating that we no longer satisfy the $50 million market value of listed securities requirement for continued listing on Nasdaq (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until June 10, 2024 (the “Compliance Date”), to regain compliance with the MVLS Rule. We did not regain compliance with the MVLS Rule and on July 25, 2024, we had a hearing before the Nasdaq Hearing Panel in which we requested an extension of time to regain compliance with the MVLS Rule. If we regain compliance with the MVLS Rule, Nasdaq will provide us with written confirmation and will close the matter.

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

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements. If our stock price does not increase or if we are unable to raise additional funds, and if our market capitalization does not meet the minimum standards, we may not be able to meet the standards for continued listing on Nasdaq within the compliance period or any extension of the compliance period, if an extension is granted. In the event that we do not regain compliance with the Nasdaq Listing Rules, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

•
the occurence of a "Fundamental Change" under both the 2025 Convertible Notes Indenture and the 2028 Convertible Notes Indenture, which could trigger the obligation to make a redemption offer for all of our Convertible Notes outstanding;
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

As of June 30, 2024, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Our eighth amended and restated certificate of incorporation, as amended and our third amended and restated bylaws contain provisions that could depress the market price of our common stock by acting to discourage, delay, or prevent a change in control of our company or changes in our management that the stockholders of our company may deem advantageous. These provisions, among other things:

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
•
provide the board of directors with sole authorization to establish the number of directors and fill director vacancies; and
•
provide that the board of directors is expressly authorized to make, alter, or repeal our third amended and restated bylaws.

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

Our eighth amended and restated certificate of incorporation, as amended to date, provides that, unless we consent in writing to the selection of an alternative forum, the sole and exclusive forum, to the fullest extent permitted by law, for (1) any derivative action or proceeding brought on our behalf, (2) any action asserting a breach of a fiduciary duty owed by any director, officer or other employee to us or our stockholders, (3) any action asserting a claim against us or any director, officer or other employee arising pursuant to the Delaware General Corporation Law, (4) any action to interpret, apply, enforce or determine the validity of our eighth amended and restated certificate of incorporation, as amended to date, and our third amended and restated bylaws, or (5) any other action asserting a claim that is governed by the internal affairs doctrine, shall be the Court of Chancery of the State of Delaware (or another state court or the federal court located within the State of Delaware if the Court of Chancery does not have or declines to accept jurisdiction), in all cases subject to the court’s having jurisdiction over indispensable parties named as defendants. In addition, our eighth amended and restated certificate of incorporation, as amended to date, provides that the federal district courts of the United States will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act but that the forum selection provision will not apply to claims brought to enforce a duty or liability created by the Exchange Act. Although we believe these provisions benefit us by providing increased consistency in the application of Delaware law for the specified types of actions and proceedings, the provisions may have the effect of discouraging lawsuits against us or our directors and officers. Alternatively, if a court were to find the choice of forum provision contained in our eighth amended and restated certificate of incorporation, as amended to date, and our third amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, financial condition, and operating results. For example, under the Securities Act, federal courts have concurrent jurisdiction over all suits brought to enforce any duty or liability created by the Securities Act, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. Any person or entity purchasing or otherwise acquiring any interest in our shares of capital stock shall be deemed to have notice of and consented to this exclusive forum provision, but will not be deemed to have waived our compliance with the federal securities laws and the rules and regulations thereunder.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None, other than those previously reported on Current Reports on Form 8-K.

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the quarter ended June 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

3.1	Third Certificate of Amendment to Eighth Amended and Restated Certificate of Incorporation of the registrant	8-K	3.1	June 7, 2024

4.1	Form of March 2024 Private Placement Warrant	8-K	4.1	April 2, 2024

4.2	Form of Voting Agreement (attached as Exhibit D to the Form of Securities Purchase Agreement)	8-K	4.2	April 2, 2024

10.1	Securities Purchase Agreement, dated March 31, 2024, by and between Biora Therapeutics, Inc. and the Purchasers signatory therein	8-K	10.1	April 2, 2024

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934			Filed herewith

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934			Filed herewith

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934			Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	August 12, 2024	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)