Form 10-Q
period 2024-09-30
BIORA THERAPEUTICS, INC.
filed 2024-11-14
CIK 1580063

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 6, 2024, the registrant had 4,522,702 shares of common stock, par value $0.001 per share, outstanding.

EXPLANATORY NOTE

All share and per share information included in this Quarterly Report on Form 10-Q has been retroactively adjusted to reflect a 1-for-25 reverse stock split effected on January 3, 2023 and a 1-for-10 reverse stock split effected on October 18, 2024.

TRADEMARKS

Biora TherapeuticsTM, BioJetTM, NaviCapTM, and GITracTM are trademarks of Biora Therapeutics, Inc. Any other brand names or trademarks appearing in this Quarterly Report on Form 10-Q are the property of their respective holders.

i

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

Biora Therapeutics, INC.

CONDENSED Consolidated Balance Sheets

(In thousands, except share and per share data)

(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash, cash equivalents and restricted cash	$3,196	$15,211
Income tax receivable	868	830
Prepaid expenses and other current assets	1,990	3,030
Total current assets	6,054	19,071
Property and equipment, net	1,175	1,156
Right-of-use assets	1,011	1,614
Other assets	193	3,302
Goodwill	6,072	6,072
Total assets	$14,505	$31,215
Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$6,916	$2,843
Accrued expenses and other current liabilities	21,404	17,319
Warrant liabilities	18,688	40,834
Convertible notes, net of unamortized discount of $73 as of September 30, 2024	4,527	—
Senior secured convertible notes, net of unamortized discount of $30,855 as of September 30, 2024 (Note 6)	14,344	—
Related party senior secured convertible notes, net of unamortized discount of $12,581 and $0 as of September 30, 2024 and December 31, 2023, respectively (including future interest of $14,242 and $1,976 as of September 30, 2024 and December 31, 2023, respectively) (Note 6)	19,721	1,976
Derivative liabilities	35,018	—
Total current liabilities	120,618	62,972
Convertible notes, net of unamortized discount of $259 as of December 31, 2023	—	9,966
Senior secured convertible notes, net of unamortized discount of $11,066 as of December 31, 2023 (Note 6)	—	14,591
Related party senior secured convertible notes, net of unamortized discount of $7,951 as of December 31, 2023 (including future interest of $9,747) (Note 6)	—	19,179
Derivative liabilities	—	22,899
Other long-term liabilities	516	3,029
Total liabilities	$121,134	$132,636
Commitments and contingencies (Note 8)
Stockholders' deficit:
Common stock – $0.001 par value; 300,000,000 and 164,000,000 shares authorized as of September 30, 2024 and December 31, 2023, respectively; 3,778,030 and 2,857,484 shares issued as of September 30, 2024 and December 31, 2023, respectively; 3,677,726 and 2,783,748 shares outstanding as of September 30, 2024 and December 31, 2023, respectively	3	2
Additional paid-in capital	879,530	868,613
Accumulated deficit	(967,084)	(950,958)
Treasury stock – at cost; 100,304 and 73,736 shares as of September 30, 2024 and December 31, 2023, respectively	(19,078)	(19,078)
Total stockholders' deficit	(106,629)	(101,421)
Total liabilities and stockholders' deficit	$14,505	$31,215

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Operations

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues	$32	$—	$892	$4
Operating expenses:
Research and development	5,610	10,547	20,319	23,720
Selling, general and administrative	10,649	12,774	28,102	30,083
Total operating expenses	16,259	23,321	48,421	53,803
Loss from operations	(16,227)	(23,321)	(47,529)	(53,799)
Interest expense, net	(2,016)	(2,592)	(5,484)	(7,975)
Gain on warrant liabilities	8,260	4,568	35,178	5,271
Other expense, net	(12,279)	(52,108)	(2,170)	(52,194)
Loss before income taxes	(22,262)	(73,453)	(20,005)	(108,697)
Income tax (benefit) expense	(44)	1	(63)	5
Loss from continuing operations	(22,218)	(73,454)	(19,942)	(108,702)
Gain from discontinued operations	3,816	—	3,816	—
Net loss	(18,402)	(73,454)	(16,126)	(108,702)
Net loss per share from continuing operations, basic and diluted	$(6.08)	$(48.89)	$(6.25)	$(85.41)
Net gain per share from discontinued operations, basic and diluted	$1.04	$—	$1.20	$—
Net loss per share, basic and diluted	$(5.04)	$(48.89)	$(5.06)	$(85.41)
Weighted average shares outstanding, basic and diluted	3,652,862	1,502,473	3,189,308	1,272,765

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Stockholders’ Deficit

(In thousands, except share data)

(Unaudited)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2023	2,857,484	$2	$868,613	$(950,958)	(73,736)	$(19,078)	$(101,421)
Issuance of common stock, net	259,158	—	2,824	—	—	—	2,824
Issuance of common stock upon vesting of restricted stock units	13	—	—	—	(6)	—	—
Issuance of common stock warrants	—	—	1,062	—	—	—	1,062
Stock-based compensation expense	—	—	1,539	—	—	—	1,539
Net loss	—	—	—	(4,189)	—	—	(4,189)
Balance at March 31, 2024	3,116,655	$2	$874,038	$(955,147)	(73,742)	$(19,078)	$(100,185)
Issuance of common stock, net	545,454	1	2,806	—	—	—	2,807
Issuance of common stock upon vesting of restricted stock units	6,797	—	(6)	—	(858)	—	(6)
Issuance of common stock warrants	—	—	24	—	—	—	24
Stock-based compensation expense	—	—	1,573	—	—	—	1,573
Net income	—	—	—	6,465	—	—	6,465
Balance at June 30, 2024	3,668,906	$3	$878,435	$(948,682)	(74,600)	$(19,078)	$(89,322)
Issuance of common stock, net	52,581	—	30	—	—	—	30
Issuance of common stock upon vesting of restricted stock units	56,543	—	(171)	—	(25,704)	—	(171)
Issuance of common stock warrants	—	—	(45)	—	—	—	(45)
Stock-based compensation expense	—	—	1,281	—	—	—	1,281
Net loss	—	—	—	(18,402)	—	—	(18,402)
Balance at September 30, 2024	3,778,030	$3	$879,530	$(967,084)	(100,304)	$(19,078)	$(106,629)

	Common Stock		Additional Paid-In	Accumulated	Treasury Stock		Total Stockholders'
	Shares	Amount	Capital	Deficit	Shares	Amount	Deficit
Balance at December 31, 2022	909,881	$1	$743,633	$(826,843)	(17,037)	$(19,078)	$(102,287)
Issuance of common stock, net	285,310	—	12,524	—	—	—	12,524
Issuance of common stock upon vesting of restricted stock units	14,632	—	(178)	—	(6,893)	—	(178)
Stock-based compensation expense	—	—	2,384	—	—	—	2,384
Net loss	—	—	—	(17,441)	—	—	(17,441)
Balance at March 31, 2023	1,209,823	$1	$758,363	$(844,284)	(23,930)	$(19,078)	$(104,998)
Issuance of common stock, net	150,943	—	—	—	—	—	—
Issuance of common stock upon vesting of restricted stock units	7,925	—	(90)	—	(2,682)	—	(90)
Stock-based compensation expense	—	—	2,014	—	—	—	2,014
Net loss	—	—	—	(17,807)	—	—	(17,807)
Balance at June 30, 2023	1,368,691	$1	$760,287	$(862,091)	(26,612)	$(19,078)	$(120,881)
Issuance of common stock, net	8,291	—	10	—	—	—	10
Issuance of common stock upon vesting of restricted stock units	114,248	—	(1,691)	—	(47,052)	—	(1,691)
Issuance of common stock upon conversion of debt, net	923,528	1	66,698	—	—	—	66,699
Stock-based compensation expense	—	—	10,531	—	—	—	10,531
Net loss	—	—	—	(73,454)	—	—	(73,454)
Balance at September 30, 2023	2,414,758	$2	$835,835	$(935,545)	(73,664)	$(19,078)	$(118,786)

See accompanying notes to unaudited condensed consolidated financial statements.

Biora Therapeutics, INC.

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities:
Net loss	$(16,126)	$(108,702)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain from discontinued operations	(3,816)	—
Depreciation and amortization	326	438
Stock-based compensation expense	4,393	14,929
Loss on extinguishment of convertible notes	10,890	—
Inducement loss on convertible notes	—	53,198
Amortization of debt discount	3,216	1,126
Loss on disposal of property and equipment	10	12
Impairment of property and equipment	—	100
Change in fair value of derivative liabilities	(8,669)	—
Change in fair value of warrant liabilities	(35,178)	(5,271)
Changes in operating assets and liabilities:
Income tax receivable	(38)	10
Prepaid expenses and other assets	1,150	734
Accounts payable	3,389	287
Accrued expenses and other current liabilities	8,702	9,963
Other long-term liabilities	(427)	(1,578)
Net cash used in operating activities	(32,178)	(34,754)
Investing Activities:
Purchases of property and equipment	(214)	(37)
Proceeds from sale of property and equipment	20	11
Proceeds from sale of investment in Enumera Molecular, Inc.	3,000	—
Net cash provided by (used in) investing activities	2,806	(26)
Financing Activities:
Proceeds from issuance of common stock	6,465	13,064
Proceeds from issuance of common stock warrants	2,819	8,000
Proceeds from issuance of convertible notes, net	10,813	—
Payments of offering costs	(1,038)	(471)
Payments for financing of insurance premiums	(1,525)	(1,771)
Tax payments to settle restricted stock units	(177)	(1,959)
Net cash provided by financing activities	17,357	16,863
Net decrease in cash, cash equivalents and restricted cash	(12,015)	(17,917)
Cash, cash equivalents and restricted cash at beginning of period	15,211	30,486
Cash, cash equivalents and restricted cash at end of period	$3,196	$12,569

Supplemental disclosure of cash flow information:
Cash paid for interest	$244	$1,196
Cash paid for income taxes	$61	$14

Supplemental schedule of non-cash investing and financing activities:
Exchange of convertible notes for senior secured notes and warrants	$5,625	$—
Lease assets obtained in exchange for operating lease liabilities	$—	$1,344
Conversion of convertible notes	$—	$50,000
Offering costs incurred but not paid	$635	$59
Purchases of property and equipment in accounts payable	$161	$11

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

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization and Description of Business

Biora Therapeutics, Inc. (the “Company” or “Biora” or "Biora Therapeutics") is a clinical-stage biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. The Company's pipeline includes two therapeutic delivery platforms:

•
NaviCapTM Targeted Oral Delivery Platform: Delivery of therapeutics to the site of disease in the gastrointestinal tract designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
BioJetTM Systemic Oral Delivery Platform: Designed to replace injections with needle-free delivery of large molecules.

Our mission is to reimagine therapeutics and their delivery by creating innovative smart pills designed for targeted drug delivery to the GI tract and needle-free, oral delivery of biotherapeutics.

Biora Therapeutics, a Delaware corporation, commenced operations in 2010 with its corporate office located in San Diego, California. The Company was previously known as Progenity, Inc., and its historical operations included a licensed Clinical Laboratory Improvement Amendments and College of American Pathologists certified laboratory located in Michigan focused on genetic carrier screening and noninvasive prenatal testing, serving women’s health providers in the obstetric, gynecological, fertility, and maternal fetal medicine specialty areas in the United States. Through its former affiliation with Mattison Pathology, LLP, a Texas limited liability partnership doing business as Avero Diagnostics (“Avero”), the Company’s operations also included anatomic and molecular pathology testing products.

On December 29, 2022, the Company filed a certificate of amendment (the "Certificate of Amendment") to its eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of the Company's common stock (the "2023 Reverse Stock Split"). On January 3, 2023, the Company effected the 2023 Reverse Stock Split. On October 10, 2024, the Company filed a certificate of amendment to its eighth amended and restated certificate of incorporation to effect, as of October 18, 2024, a 1-for-10 reverse split of the Company's common stock (the "2024 Reverse Stock Split"). On October 18, 2024, the Company effected the 2024 Reverse Stock Split. See Note 2 for additional information.

Liquidity

As of September 30, 2024, the Company had cash and cash equivalents of $3.0 million, restricted cash of $0.2 million and a working capital deficit. The Company had an accumulated deficit of $967.1 million as of September 30, 2024. For the nine months ended September 30, 2024, the Company reported net loss of $16.1 million and cash used in operating activities of $32.2 million. The Company’s primary sources of capital have historically been the sale of common stock and warrants, private placements of preferred stock and the incurrence of debt. As of September 30, 2024, the Company had a face value of $58.3 million of 11.0%/13.0% convertible senior secured notes due 2028 ("2028 Convertible Notes") outstanding and a face value of $4.6 million of 7.25% convertible senior notes due 2025 ("2025 Convertible Notes" and together with the 2028 Convertible Notes, the "Convertible Notes") outstanding (see Note 6). Management does not expect that the Company's current cash and cash equivalents will be sufficient to fund its operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2024, and will require additional capital to fund the Company's operations. As a result, substantial doubt exists about the Company’s ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2024.

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

As of September 30, 2024 and through the date of this filing, the Company was in compliance with its debt and related covenants (see Note 6). However, based on the Company’s cash and cash equivalents balance and its forecasted business plan over the next twelve months, indications suggest that such forecasts are unlikely to be sufficient for the Company to be able to continue to maintain compliance with the financial covenants under its debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the Convertible Notes to be accelerated and become immediately payable absent obtaining additional waivers or negotiating additional amendments to avoid acceleration. As a result, all Convertible Notes and related derivative liabilities have been reclassified to current on the condensed consolidated balance sheet as of September 30, 2024.

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

The condensed consolidated financial statements and notes thereto give retrospective effect to the 2023 Reverse Stock Split and the 2024 Reverse Stock Split for all periods presented. All common stock, options exercisable for common stock, restricted stock units ("RSUs"), warrants and per share amounts contained in the condensed consolidated financial statements have been retrospectively adjusted to reflect the 2023 Reverse Stock Split and the 2024 Reverse Stock Split for all periods presented.

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

Restricted Cash

Restricted cash consists of collateral required for the Company's bank-issued credit cards with a balance of $0.2 million as of both September 30, 2024 and December 31, 2023.

Recent Accounting Pronouncements Adopted

In August 2020, the Financial Accounting Standards ("FASB") issued Accounting Standards Update ("ASU") No. 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity's Own Equity (Subtopic 815-40)—Accounting for Convertible Instruments and Contracts in an Entity's Own Equity, which simplifies the accounting for convertible instruments, amends the guidance on derivative scope exceptions for contracts in an entity's own equity, and modifies the guidance on diluted earnings per share calculations as a result of these changes. The standard is effective for the Company for annual reporting periods beginning after December 15, 2023. The Company adopted this standard on January 1, 2024, and it did not have a material impact on the consolidated financial statements.

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU No. 2023-09, Improvements to Income Tax Disclosures, which introduces new and enhanced income tax disclosure requirements. The standard is effective for the Company for annual reporting periods beginning after December 15, 2024. The Company is currently evaluating the impact the adoption of this standard may have on its consolidated financial statements and related disclosures.

3. Strategic Transformation

In order to refocus efforts and resources on its research and development pipeline, in June 2021, the Company announced a strategic transformation ("Strategic Transformation") that included the closure of the legacy genetics laboratory and the sale of Avero, (collectively, the "Laboratory Operations"). The Company classified the results of its Laboratory Operations as discontinued operations in its condensed consolidated statements of operations and consolidated statements of cash flows.

The following table presents the combined results of discontinued operations of the Laboratory Operations for the three and nine months ended September 30, 2024 (in thousands); there was no gain or loss from discontinued operations for the three and nine months ended September 30, 2023:

	Three Months Ended	Nine Months Ended
	September 30, 2024
Revenues	$—	$—
Operating expenses:
Selling, general and administrative (1)	(3,816)	(3,816)
Total operating expenses	(3,816)	(3,816)
Net gain from discontinued operations	$3,816	$3,816

(1) Related to the reversal of amounts that were expensed in discontinued operations in 2021 and settled for a lower amount during the three months ended September 30, 2024.

Assets Held for Sale

In October 2023, the Company entered into a purchase and sale agreement to sell the building located in Ann Arbor, Michigan included in current assets held for sale. The transaction closed in October 2023 and the Company received gross proceeds of $2.8 million and incurred closing expenses of $0.2 million. There were no assets held for sale as of September 30, 2024 or December 31, 2023.

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

Licensing Agreements

In June 2023, the Company entered into a purchase and license agreement with a diagnostics company pursuant to which the Company sold certain assets and licensed intellectual property related to preeclampsia for research and development (the “Preeclampsia Agreement”). Under the terms of the Preeclampsia Agreement, the Company received a one-time payment for the sale of assets, including the sale of rights to certain antibody sequences, and recorded $1.5 million of other income during the three months ended September 30, 2023.

In May 2023, the Company entered into a professional services agreement with an affiliate of Enumera, a related party. Pursuant to the agreement, the affiliate assisted in selling legacy assets. The Company incurred $0.4 million during the three months ended September 30, 2023 recorded in other expenses in connection with the agreement.

In November 2022, the Company entered into a license agreement with Northwest Pathology, doing business as Avero Diagnostics (“Northwest”), pursuant to which the Company licensed its Preecludia rule-out test for preeclampsia to Northwest for commercial development (the “Northwest License Agreement”). Under the terms of the Northwest License Agreement, Northwest received the rights to assets and intellectual property related to the Preecludia test and the Company would receive commercial milestone payments and royalties on net sales.

4. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Prepaid expenses	$1,945	$2,443
Other current assets	45	587
Total	$1,990	$3,030

Property and Equipment, Net

Property and equipment, net consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Computers and software	$1,210	$1,193
Building and leasehold improvements	852	803
Laboratory equipment	714	423
Furniture, fixtures, and office equipment	799	799
Construction in progress	5	45
Total property and equipment	3,580	3,263
Less accumulated depreciation and amortization	(2,405)	(2,107)
Property and equipment, net	$1,175	$1,156

Depreciation and amortization expense was $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $0.1 million and $0.4 million for the three and nine months ended September 30, 2023, respectively.

Other Assets

Other assets consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Investment in Enumera	$—	$3,000
Other	193	302
Total	$193	$3,302

Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Accrual for reimbursement claims and legal settlements, current (1)	$3,572	$6,337
Accrued legal fees (2)	9,397	1,577
Commissions and bonuses	3,423	2,469
Vacation and payroll benefits	1,437	1,367
Accrued professional services	576	1,337
Accrued interest	1,439	173
Lease liabilities, current	717	896
Insurance financing	751	401
Contract liabilities	—	542
Other (3)	92	2,220
Total	$21,404	$17,319

(1) Laboratory Operations have been discontinued; amounts related to revenue reserves generated from the Laboratory Operations remain on the balance sheet.

(2) The Company entered into an alternative fee arrangement with a professional services firm related to certain litigation matters; amounts related to the arrangement are included in accrued legal fees.

(3) Included in the December 31, 2023 amount are contracts that the Company was responsible for that were expensed in discontinued operations in 2021.

Other Long-term Liabilities

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Lease liabilities, net of current portion	337	818
Other (1)	179	2,211
Total	$516	$3,029

(1) Included in the December 31, 2023 amount are contracts that the Company was responsible for that were expensed in discontinued operations in 2021.

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

There were no significant transfers between these fair value measurement classifications during the nine months ended September 30, 2024 and 2023.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicates the fair value hierarchy of the valuation techniques utilized to determine such fair value (in thousands):

	Level 1	Level 2	Level 3
September 30, 2024
Derivative liabilities	$—	$—	$35,018
Warrant liabilities	$—	$—	$18,688

December 31, 2023
Derivative liabilities	$—	$—	$22,899
Warrant liabilities	$—	$—	$40,834

The Company issued 2028 Convertible Notes (see Note 6) that contain conversion features that are required to be bifurcated and recorded as embedded derivative liabilities in the consolidated balance sheet. The Company utilized a binomial pricing model to determine the fair value of the conversion features, which utilizes significant unobservable inputs. The fair value of the embedded derivatives as of September 30, 2024 and December 31, 2023 were estimated using a binomial pricing model with the following inputs and assumptions:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.5%	3.8% - 4.3%
Expected volatility	91.9%	84.3% - 95.7%
Stock price	$5.00	$13.50
Discount rate	40.7%	28.7% - 28.9%

The Company’s Level 3 liabilities consist of the warrant liabilities resulting from equity financings (see Note 9) and the Convertible Note exchanges (see Note 6). The Company uses the Black-Scholes Model to value the warrant liabilities at inception and on subsequent valuation dates. This model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At September 30, 2024 and December 31, 2023, the fair value of the warrant liabilities were estimated using the Black-Scholes Model with the following inputs and assumptions:

	September 30, 2024	December 31, 2023
Risk-free interest rate	3.6% - 3.7%	3.8% - 4.1%
Expected volatility	76.3% - 94.7%	95.6% - 101.8%
Stock price	$5.00	$13.50
Expected life (years)	1.9 - 5.0	2.5 - 5.0

The Company estimated the fair value of the warrants amended as part of the August Debt Exchange Transactions (defined below) using a Monte Carlo simulation to value the warrant liabilities at the amendment date and on subsequent valuation dates. The Monte Carlo simulation-pricing model incorporates transaction details such as the Company’s stock price, contractual terms, maturity, risk free rates, and volatility. The significant unobservable input for the Level 3 warrant liabilities includes volatility. Given the limited period of time the Company’s stock has been traded in an active market, the expected volatility is estimated by taking the average historical price volatility for industry peers, consisting of several public companies in the Company’s industry that are similar in size, stage, or financial leverage, over a period of time commensurate to the expected term of the warrants. At September 30, 2024, the fair value of the warrant liabilities were estimated using the Monte Carlo simulation with the following inputs and assumptions:

September 30, 2024
Risk-free interest rate	3.6%
Expected volatility	93.5% - 94.2%
Stock price	$5.00
Expected life (years)	3.9 - 5.0

A summary of the changes in the Level 3 classified liabilities is presented below (in thousands):

	Warrant Liabilities	Derivative Liabilities
Balance at December 31, 2023	$40,834	$22,899
Recognition of warrant liabilities	11,405	—
Reclassification of warrant liabilities to equity	(1,062)	—
Reclassification to warrant liabilities from equity	45	—
Expired warrants	(1,460)	—
Warrant reprice adjustment	4,938	—
Extinguishment of derivative liabilities	—	(37,040)
Recognition of derivative liabilities	—	57,828
Change in fair value	(36,012)	(8,669)
Balance at September 30, 2024	$18,688	$35,018

6. Convertible Notes

The following table summarizes significant terms of the Company's Convertible Notes at September 30, 2024 (in thousands):

	September 30, 2024
	Face Value	Carrying Value	Fair Value (1)	Stated Interest Rate	Effective Interest Rate
Non-Affiliate 2028 Convertible Notes(2)	$39,901	$14,344	$14,807	11-13%	50.9%
Related Party 2028 Convertible Notes(3)	$18,400	$19,721	$5,853	11-13%	24.7%
2025 Convertible Notes	$4,600	$4,527	$2,676	7.25%	8.7%

(1) To estimate the fair value of the Non-Affiliate 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $23.0 million, the Non-Affiliate 2028 Convertible Notes fair value using the with method is $37.8 million. To estimate the fair value of the Related Party 2028 Convertible Notes, the Company used a binomial pricing model. Including the derivative liabilities of $12.1 million, the Non-Affiliate 2028 Convertible Notes fair value using the with method is $17.9 million. To estimate the fair value of the 2025 Convertible Notes, the Company used unadjusted quoted prices in the active market obtained from third-party pricing services.

(2) The face value includes $24.0 million in Payment Priority Notes (as defined below) and $1.8 million in PIK Notes (as defined below).

(3) The face value includes $5.5 million in Payment Priority Notes (as defined below) and $1.0 million in PIK Notes (as defined below).

The following table summarizes significant terms of the Company’s Convertible Notes at December 31, 2023 (in thousands):

	December 31, 2023
	Face Value	Carrying Value	Fair Value (4)	Stated Interest Rate	Effective Interest Rate
Non-Affiliate 2028 Convertible Notes	$23,500	$14,591	$14,846	11-13%	48.9%
Related Party 2028 Convertible Notes	$17,383	$21,155	$10,982	11-13%	(22.0)%
2025 Convertible Notes	$10,225	$9,966	$5,984	7.25%	8.7%

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

As discussed in Note 1, while the Company was in compliance with its debt and related covenants as of September 30, 2024 and through the date of this filing, indications suggest that the Company may not be able to continue to maintain compliance with the financial covenants under its debt agreements for at least the next twelve months. As a result, all Convertible Notes and related derivative liabilities have been reclassified to current on the condensed consolidated balance sheet as of September 30, 2024.

The carrying value of the Convertible Notes does not approximate their fair values because the carrying values reflect the balance of unamortized discount related to the derivative liabilities associated with the value of the conversion features assessed at inception. The Company amortizes the debt discount using the effective interest method over the term of the Convertible Notes. As of September 30, 2024 and December 31, 2023, the unamortized debt discount on the 2025 Convertible Notes was $0.1 million and $0.3 million, respectively. The amortization of the debt discount was less than $0.1 million and $0.4 million for the three months ended September 30, 2024 and 2023, respectively, and $0.1 million and $1.1 million for the nine months ended September 30, 2024 and 2023, respectively, and is included in interest expense, net in the consolidated statements of operations. As of September 30, 2024 and December 31, 2023, the unamortized debt discount on the 2028 Convertible Notes was $43.4 million and $19.0 million, respectively. The amortization of the debt discount was $0.9 million and $3.2 million for the three and nine months ended September 30, 2024, respectively, and is included in interest expense, net in the consolidated statements of operations.

2025 Convertible Notes

In December 2020, the Company issued a total of $168.5 million principal amount of 2025 Convertible Notes in a private offering of the Convertible Notes pursuant to Rule 144A under the Securities Act of 1933, as amended (the "Securities Act"). The 2025 Convertible Notes were issued pursuant to, and are governed by, an indenture, dated as of December 7, 2020, by and between the Company and The Bank of New York Mellon Trust Company, N.A., as trustee (the “2025 Convertible Notes Indenture”). The 2025 Convertible Notes are due on December 1, 2025, unless earlier repurchased, redeemed or converted, and accrue interest at a rate per annum equal to 7.25% payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2021. The Company recognized interest expense on the 2025 Convertible Notes of $0.1 million and $0.3 million for the three and nine months ended September 30, 2024, respectively, and $2.3 million and $7.1 million for the three and nine months ended September 30, 2023, respectively.

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

At any time, noteholders may convert their 2025 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 1.11204 shares of common stock per $1,000 principal amount of 2025 Convertible Notes, which represents an initial conversion price of approximately $899.25 per share of common stock. Noteholders that converted their 2025 Convertible Notes before December 1, 2022 were, in certain circumstances, entitled to an additional cash payment representing the present value of any remaining interest payments on the 2025 Convertible Notes through December 1, 2022. The conversion rate and conversion price are subject to customary adjustments upon the occurrence of certain dilutive events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the 2025 Convertible Notes Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the 2025 Convertible Notes Indenture) occur, then noteholders may require the Company to repurchase their 2025 Convertible Notes at a cash repurchase price equal to the principal amount of the 2025 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock, including delisting from the Nasdaq Global Market.

The 2025 Convertible Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the 2025 Convertible Notes Indenture). As of both September 30, 2024 and December 31, 2023, the Company was in compliance with all such covenants.

The 2025 Convertible Notes had a conversion option which was required to be bifurcated upon issuance and recorded separately as an embedded derivative remeasured at fair value each reporting period with changes in fair value recorded in the consolidated statement of operations. As of December 31, 2022, the conversion option expired and there was no longer a derivative liability.

Note Exchanges

In September 2023, certain related party holders of 2025 Convertible Notes exchanged an aggregate of $50.0 million principal amount for a combination of 923,528 shares of the Company's common stock, 739,921 pre-funded warrants at an exercise price of $0.01 per share and warrants to purchase up to 1,663,449 shares of common stock at an exercise price of $30.10 per share. The warrants are exercisable on or after September 18, 2023 until September 18, 2026 and the pre-funded warrants have no expiration date. The pre-funded warrants and the warrants (together, the "September 2023 Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership would exceed 49.9%. As the 2025 Convertible Notes were exchanged for an amount over the fair value of shares issuable under the original conversion terms, the Company recorded an inducement loss of $53.2 million, included in other expense, net in the condensed consolidated statements of operations. Pursuant to Accounting Standards Codification ("ASC") Topic 815, Derivatives and Hedging ("ASC 815") the Company deemed the September 2023 Warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The September 2023 Warrants were recorded at a fair value of $35.1 million determined using the Black-Scholes Model.

In December 2023, the Company entered into exchange agreements with certain holders of 2025 Convertible Notes to exchange an aggregate of $72.5 million principal amount for a combination of (i) $23.9 million in principal amount of 2028 Convertible Notes (ii) 62,500 shares of the Company's common stock, (iii) warrants to purchase 503,922 shares of common stock (the “Exchange Warrants”), and (iv) accrued and unpaid interest on the 2025 Convertible Notes. The Company also entered into note purchase agreements with certain investors (the "Purchasers") to purchase $17.0 million in principal amount of additional 2028 Convertible Notes from the Company for cash at par value. The Purchasers were granted warrants to purchase 508,460 shares of common stock (the “Additional Warrants”) and certain Purchasers were also granted warrants to purchase 735,292 shares of common stock (the “Commitment Warrants”). In connection with these agreements, the Company has agreed to allow certain of the parties to designate one observer to the Company's Board of Directors (the "Board").

The Exchange Warrants have an exercise price of $55.00 per share, are exercisable any time on or after December 19, 2023 and expire on December 19, 2028, the Commitment Warrants have an exercise price of $13.60 per share, are exercisable at any time on or after June 19, 2024 and expire on December 19, 2028, and the Additional Warrants have an exercise price of $50.00 per share, are exercisable any time on or after December 19, 2023 and expire on December 19, 2028. Each of the Exchange Warrants, the Commitment Warrants and the Additional Warrants (together the "December 2023 Warrants") are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock would exceed specified levels. Pursuant to ASC 815, the December 2023 Warrants are classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. In connection with the March 2024 Offering (as defined below), 232,205 of the December 2023 Warrants were amended to (i) lower the exercise price to $11.00 per share, (ii) provide that the warrants were not exercisable until June 5, 2024 (the "Stockholder Approval Date") and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

The December note exchange with one holder of 2025 Convertible Notes constitutes a troubled debt restructuring ("TDR") under ASC Topic 470, Debt ("ASC 470") because the Company is experiencing financial difficulty and a concession has been granted by the holder. As the holder is a related party, the Company recorded the restructuring gain as a capital contribution resulting in $25.5 million of restructuring gain recorded within additional paid-in-capital as of December 31, 2023. Following the TDR guidance under ASC 470, future interest payments of approximately $11.7 million were also included in the carrying value of the 2028 Convertible Notes. The December note exchange with the other holders of 2025 Convertible Notes is considered a debt extinguishment under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $6.4 million, which is the difference between the fair value of the 2028 Convertible Notes combined with the fair value of the warrants, derivative liabilities and common stock and the net carrying value of the 2025 Convertible Notes during the fourth quarter of 2023.

On March 8, 2024 the Company entered into an exchange agreement with a holder of the Company’s 2025 Convertible Notes, pursuant to which the Company agreed to acquire an aggregate of $5.6 million of 2025 Convertible Notes from the holder in exchange for (i) $3.8 million in aggregate principal amount of 2028 Convertible Notes, and (ii) accrued and unpaid interest on the 2025 Convertible Notes exchanged. The Company also entered into a note purchase agreement with the investor pursuant to which the investor agreed to purchase $2.8 million in aggregate principal amount of 2028 Convertible Notes from the Company for cash at par value. Additionally, as part of the agreements, the investor was granted warrants to purchase 200,000 shares of common stock. The warrants have an exercise price of $27.50 per share, are exercisable at any time on or after September 12, 2024 and expire on March 12, 2029. The warrants are subject to certain exercise limitations, including a limitation on the ability to exercise if the holder’s beneficial ownership of common stock would exceed specified levels. Pursuant to ASC 815, the warrants are classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The exchange is considered a debt extinguishment under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $0.2 million, which is the difference between the fair value of the 2028 Convertible Notes combined with the fair value of the warrants, derivative liabilities and the net carrying value of the 2025 Convertible Notes.

2028 Convertible Notes

The 2028 Convertible Notes were issued pursuant to, and are governed by, an indenture (the “2028 Convertible Notes Indenture”), dated December 19, 2023, by and between the Company and GLAS Trust Company LLC, as trustee. The 2028 Convertible Notes will mature on the earlier of December 19, 2028 and the date that is 90 days prior to the maturity of the Convertible Notes solely to the extent there are Convertible Notes outstanding in a principal amount equal to or greater than $5.0 million as of such date, unless earlier repurchased, redeemed or converted. In March 2024, the maturity date of the Convertible Notes was extended to December 19, 2028. The Notes will accrue interest at a rate of 11.0% per annum in the case of cash payment and 13.0% in the case of blended payments or payments-in-kind, payable semi-annually in arrears on June 1 and December 1 of each year, with the initial payment on June 1, 2024. The Company recognized interest expense on the 2028 Convertible Notes of $1.0 million and $2.5 million for the three and nine months ended September 30, 2024, respectively.

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

On July 3, 2024, the Company entered into a letter agreement (the "Forbearance Agreement) with the holders of the 2028 Convertible Notes pursuant to which, in exchange for the holders agreeing to forbear, until July 31, 2024, from exercising or enforcing certain rights and remedies against the Company under the terms of the 2028 Convertible Notes Indenture as a result of the Company's potential failure to comply with minimum liquidity requirement of Section 3.13 thereof, the Company issued to the holders 124,996 warrants to purchase shares of common stock (the “Forbearance Warrants”). The Forbearance Warrants have an exercise price of $6.30 per share and are exercisable at any time on or after July 3, 2024 and expire in October 2029.

On August 12, 2024 the Company entered into an exchange agreement (the “Exchange Agreement") with holders (each, a “Holder”) of the Company’s 2028 Convertible Notes, pursuant to which the Company agreed to acquire an aggregate of $10.8 million of principal amount, plus accrued and unpaid interest, of the existing 2028 Convertible Notes in exchange for $10.8 million of a series of a new tranche of 2028 Convertible Notes ("Payment Priority Notes") on August 15, 2024 ("the Initial Closing Date"). The Payment Priority Notes are the Company’s senior secured obligations with payment priority over the existing 2028 Convertible Notes. The Company also entered into note purchase agreements with the Holders (together with the Exchange Agreement, the "Debt Exchange Transactions") to purchase $16.0 million in aggregate principal amount of Payment Priority Notes from the Company for cash at par value on the Initial Closing Date. Once per month, up to three times, the Company may request that the Holders purchase additional Payment Priority Notes (a “Subsequent Draw”) with a purchase price of $4.0 million in a subsequent closing for a maximum amount of $16.0 million. To the extent that a Holder acquires additional Payment Priority Notes pursuant to a Subsequent Draw, each Holder shall have the right to exchange additional 2028 Convertible Notes for a series of Payment Priority Notes concurrently with the closing of such Subsequent Draw. Additionally, as part of the agreements, the Holders were granted warrants to purchase 677,777 shares of common stock with an exercise price of $6.00 at the initial closing and will be granted additional warrants to purchase shares of common stock to in connection with Subsequent Draws. In connection with the Exchange Agreement, the Company also agreed to amend an aggregate of 2,291,445 outstanding warrants held by Holders to lower the exercise price to $6.00 per share. The Debt Exchange Transaction with a related party holder (see Note 7) constitutes a TDR under ASC 470. No restructuring gain was recorded because the net carrying amount of 2028 Convertible Notes was less than the undiscounted future cashflows of the restructured Notes. The Debt Exchange Transactions with two of the Holders were considered debt extinguishments under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $8.7 million for the three and nine months ended September 30, 2024. The Debt Exchange Transaction with the fourth Holder was considered a debt modification under ASC 470.

In September 2024, as part of the Debt Exchange Transactions signed in August 2024 (the "September Drawdown"), the Holders purchased an additional $4.0 million aggregate principal amount of Payment Priority Notes and were granted warrants to purchase an aggregate of 675,552 shares of common stock with an exercise price of $6.00 per share. Additionally, the Company acquired an aggregate of $10.8 million principal amount, plus accrued and unpaid interest thereon, of the existing 2028 Notes in exchange for $10.8 million Payment Priority Notes. The September Drawdown with a related party holder (see Note 7) constitutes a TDR under ASC 470. No restructuring gain was recorded because the net carrying amount of 2028 Convertible Notes was less than the undiscounted future cashflows of the restructured Notes. The September Drawdown with the other Holders was considered a debt extinguishment under ASC 470. As a result, the Company recorded a loss on debt extinguishment of $2.0 million for the three and nine months ended September 30, 2024.

In connection with the Debt Exchange Transactions, the Company amended and restated the 2028 Convertible Notes Indenture (as so amended and restated, the “A&R Indenture”). The 2028 Convertible Notes are the Company’s senior secured obligations, and are secured by substantially all of the Company’s and its subsidiaries’ assets. The 2028 Convertible Notes are (i) senior in right of payment to the Company’s existing and future senior, unsecured indebtedness to the extent of the value of the collateral; and (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the 2028 Convertible Notes.

At any time, noteholders may convert their 2028 Convertible Notes at their option into shares of the Company’s common stock, together, if applicable, with cash in lieu of any fractional share, at the then-applicable conversion rate. The initial conversion rate is 64.1026 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents an initial conversion price of approximately $15.60 per share of common stock. The A&R Indenture reset the conversion rate to 132.1571 shares of common stock per $1,000 principal amount of 2028 Convertible Notes, which represents a conversion price of approximately $7.56675 per share of common stock.

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

If certain corporate events that constitute a “Fundamental Change” (as defined in the A&R Indenture) occur, then noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the 2028 Convertible Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes certain business combination transactions involving the Company, the failure to raise a specified amount of equity following completion of a strategic partnership as defined in the A&R Indenture and certain de-listing events with respect to the Company’s common stock, including delisting from the Nasdaq Global Market.

The A&R Indenture contains covenants restricting the Company’s ability to incur indebtedness, incur liens, make restricted payments, make asset sales and engage in transactions with affiliates, subject to certain baskets. The A&R Indenture requires the Company to maintain minimum liquidity of $4.0 million and to add future assets to the collateral under the Security Agreement, dated as of December 19, 2023, among the Company, the Guarantors party thereto and GLAS Trust Company LLC, as collateral agent (the "Security Agreement") and to add future subsidiaries as guarantors under the Security Agreement. The 2028 Convertible Notes have customary provision relating to the occurrence of “Events of Default” (as defined in the A&R Indenture). As of December 31, 2023, the Company was in compliance with all such covenants. On July 31, 2024, the holders of the 2028 Convertible Notes agreed to extend the Forbearance Agreement until August 4, 2024. The parties subsequently agreed to extend the forbearance through October 31, 2024. As of the date of this filing, the Company was in compliance with all such covenants.

The 2028 Convertible Notes have several conversion features which are required to be bifurcated upon issuance and periodically remeasured to fair value separately as an embedded derivative. The conversion features were bifurcated and recorded separately as an embedded derivative remeasured at fair value each reporting period with changes in fair value recorded in other expense, net in the consolidated statement of operations.

7. Related Party Transactions

In September 2023, entities affiliated with Athyrium Capital Management, LP ("Athyrium") exchanged an aggregate of $50.0 million principal amount of 2025 Convertible Notes for a combination of 923,528 shares of the Company's common stock, 739,921 pre-funded warrants and warrants to purchase up to 1,663,449 shares of common stock at an exercise price of $30.10. As of December 31, 2023, Athyrium held $17.4 million aggregate principal amount of 2028 Convertible Notes (see Note 6). Athyrium also held 1,092,976 shares, or 39.3%, of the Company's common stock outstanding, 739,921 pre-funded warrants and warrants to purchase up to 2,458,320 shares of common stock at exercise prices ranging from of $30.10 to $82.20.

The Company's 2028 Convertible Notes June 1, 2024 interest payment was made in the form of PIK Notes. The payment was made to Athyrium by issuing additional 2028 Convertible Notes in an amount equal to the interest payment obligation of approximately $1.0 million.

In August 2024, Athyrium entered into the Exchange Agreement pursuant to which the Company agreed to acquire an aggregate of $2.8 million of principal amount of the existing 2028 Convertible Notes in exchange for $2.8 million of Payment Priority Notes. In connection with the Exchange Agreement, the Company also agreed to amend an aggregate of 840,595 outstanding warrants held by Athyrium to (i) lower the exercise price to $6.00 per share, (ii) provide that the warrants were not exercisable until the Company receives stockholder approval and (iii) extend the original expiration date to be five years from stockholder approval. In September 2024 as part of the transactions contemplated by the Exchange Agreement, Athyrium exchanged an additional $2.8 million of the existing 2028 Convertible Notes in exchange for $2.8 million of Payment Priority Notes (see Note 6).

As of September 30, 2024, Athyrium held $18.4 million aggregate principal amount of 2028 Convertible Notes, including $1.0 million in PIK Notes (see Note 6). Athyrium also held 1,092,975 shares, or 29.7%, of the Company's common stock outstanding, 739,921 pre-funded warrants and warrants to purchase up to 2,504,044 shares of common stock at exercise prices ranging from of $6.00 to $30.10 as of September 30, 2024.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 150,943 shares of common stock in a registered direct offering at an offering price of $53.00 per share. In addition, in a concurrent private placement, the Company issued unregistered warrants to purchase 301,886 shares of common stock (see Note 9) to the same investors. Following this transaction, the institutional and accredited investors became related parties due to greater than 5% ownership. As of September 30, 2023, the institutional and accredited investors held less than 5% of the Company's outstanding common stock and are no longer considered related parties.

In November 2022, the Company entered into a securities purchase agreement with an institutional investor. Following this transaction, the institutional investor became a related party due to greater than 5% ownership. On January 12, 2023, the Company issued warrants to purchase 9,000 shares of common stock to the institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the November 2022 securities purchase agreement. As of March 31, 2023, this institutional investor held less than 5% of the Company's outstanding common stock and is no longer considered a related party.

8. Commitments and Contingencies

Operating Leases

The Company has entered into various noncancelable operating lease agreements, primarily for office space, laboratory space, and equipment. In March 2023, the Company signed an amended lease agreement for certain office space in San Diego, California to decrease the office space and extend the term to June 2025. In August 2023, the Company signed a 36-month lease agreement for office space in Dallas, Texas. Cash paid for operating leases was $0.8 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease costs	$235	$311	$706	$1,104

Supplemental weighted-average information related to operating leases was as follows:

	September 30,
	2024	2023
Weighted-average remaining lease term (years)	1.6	2.3
Weighted-average discount rate	9.5%	9.7%

As of September 30, 2024, future lease payments under the non-cancelable operating leases were as follows (in thousands):

Year ending December 31,	Minimum Operating Lease Payments
2024 (remaining)	$259
2025	590
2026	264
2027	18
2028 and thereafter	—
Total minimum lease payments	1,131
Less: interest	(77)
Present value of lease liabilities	$1,054

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

On July 21, 2020, July 23, 2020 and October 1, 2020, the Company entered into agreements (the "Agreements") with certain governmental agencies and the 45 states participating in the settlement (“State AGs”) to resolve, with respect to such agencies and State AGs, all of such agencies’ and State AGs’ outstanding civil, and, where applicable, federal criminal investigations described above. The Company paid $2.8 million and $1.7 million during the nine months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, the Company’s accrual consisted of $2.6 million in accrued expenses and other current liabilities. The Company made a payment of $0.3 million in October 2024, and the remaining $2.3 million due on or before July 1, 2024, plus interest at a rate of 1.25% per annum, was extended by the governmental agencies and State AGs and is now due on or before November 30, 2024.

In connection with the resolution of the investigated matters, and in exchange for the Office of Inspector General of the Department of Health and Human Services ("OIG") agreement not to exercise its authority to permissively exclude the Company from participating in federal healthcare programs, effective July 21, 2020, the Company entered into a five-year Corporate Integrity Agreement with the OIG. The Corporate Integrity Agreement requires, among other matters, that the Company maintain a Compliance Officer, a Compliance Committee, board review and oversight of certain federal healthcare compliance matters, compliance programs, and disclosure programs; provide management certifications and compliance training and education; engage an independent review organization to conduct claims and arrangements reviews; and implement a risk assessment and internal review process. In view of the Company's cessation of its Laboratory Operations and related billing for services, effective March 7, 2023, the OIG agreed to suspend the Company’s obligations under the Corporate Integrity Agreement.

Payor Recoveries

As noted above, the regulations governing government reimbursement programs (e.g., Medicaid, Tricare, and Medicare) and commercial payor reimbursement programs are complex and may be subject to interpretation. As a former provider of services to patients covered under government reimbursement and commercial payor programs, the Company could be subject to post-payment review audits and other forms of reviews and investigations. If a third-party payor successfully challenges that a payment to the Company for prior testing was in breach of contract or otherwise contrary to policy or law, they may recoup such payment. The Company may also decide to negotiate and settle with a third-party payor in order to resolve an allegation of overpayment. In the past, the Company has negotiated and settled these types of claims with third-party payors. The Company may be required to resolve further disputes in the future. While management is unable to predict the exact outcome of any such claims, it is management’s current belief that any potential liabilities resulting from these contingencies related to payors and the Company's ceased Laboratory Operations, individually or in the aggregate, should not have a material impact on the Company’s financial position and results of operations.

Ravgen Litigation

On December 22, 2020, Ravgen, Inc. ("Ravgen") filed suit in the District of Delaware (D. Del. Civil Action No. 1:20-cv-1734)
asserting the Company’s infringement of two Ravgen patents based on the Company's former NIPT testing business. The complaint sought monetary damages and injunctive relief. The Company responded to the complaint on March 23, 2021 rejecting Ravgen's assertions. On September 4, 2024, Ravgen and the Company settled the lawsuit without payment by either party and on September 9, 2024, the District Court dismissed the lawsuit with prejudice.

IPO Litigation

On June 23, 2020, the Company closed its IPO. Lawsuits were filed on August 28, 2020 and September 11, 2020 against the Company, certain of its executive officers and directors, and the underwriters of the IPO. On December 3, 2020, the U.S. District Court for the Southern District of California ("SDCA") consolidated the two actions, appointed Lin Shen, Lingjun Lin and Fusheng Lin to serve as Lead Plaintiffs, and approved Glancy Prongay & Murray LLP to be Lead Plaintiffs’ Counsel. Lead Plaintiffs filed their first amended complaint on February 4, 2021. Together with the underwriters of the IPO, the Company moved to dismiss the first amended complaint. On September 1, 2021, the court granted the Company's motion to dismiss, dismissing Lead Plaintiffs’ claims without prejudice. On September 22, 2021, Lead Plaintiffs filed their second amended complaint. Together with the underwriters of the IPO, the Company moved to dismiss the second amended complaint on November 15, 2021. On January 13, 2023, the court again granted our motion to dismiss, dismissing Lead Plaintiffs’ claims for failure to state a claim without prejudice. On February 3, 2023, Lead Plaintiffs filed their third amended complaint, adding information allegedly produced to Plaintiffs in response to freedom of information requests. The third amended complaint alleges that the Company’s registration statement and related prospectus for the IPO contained false and misleading statements and omissions in violation of the Securities Act by failing to disclose that (i) the Company had overbilled government payors for Preparent tests beginning in 2019 and ending in or before early 2020; (ii) there was a high probability that the Company had received, and would have to refund, a material amount of overpayments from government payors for Preparent tests; (iii) in February 2020 the Company ended a supposedly improper marketing practice on which the competitiveness of the Company's business depended; and (iv) the Company was suffering from material negative trends with respect to testing volumes, average selling prices for its tests, and revenues. Lead Plaintiffs seek certification as a class, unspecified compensatory damages, interest, costs and expenses including attorneys’ fees, and unspecified extraordinary, equitable, and/or injunctive relief. The Company filed a motion to dismiss the third amended complaint with prejudice on March 20, 2023, which the court granted on July 12, 2023. Lead Plaintiffs filed a notice of appeal on August 11, 2023 and the appeal is currently before the United States Court of Appeals for the Ninth Circuit (Case No: 23-55716) with appellate briefing concluded and submitted by the parties in March 2024. Subject to a reservation of rights, the Company is advancing expenses subject to indemnification to the underwriters of the IPO. In March 2024, the Company and Lead Plaintiffs agreed to settle the litigation, subject to negotiation and entry into definitive and binding agreements and court approval, for an amount of $1.0 million. This amount is included in accrued expenses and other current liabilities as of September 30, 2024. The Company and Lead Plaintiffs entered into a stipulation and agreement of settlement filed with the District Court on September 19, 2024 and on September 23, 2024, Lead Plaintiffs filed an unopposed motion with the District Court for preliminary approval of class action settlement.

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

9. Stockholders’ Equity

Common Stock

On January 3, 2023, the Company effected the 2023 Reverse Stock Split of the Company's common stock. The 2023 Reverse Stock Split, which has been retroactively reflected throughout the condensed consolidated financial statements, reduced the authorized shares of the Company to 164,000,000 and did not change the par value of the Company's common stock. On June 5, 2024, the Company’s stockholders approved an increase in the number of authorized shares of the Company's common stock from 164,000,000 to 300,000,000 and the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect such increase, which became effective immediately upon filing. On October 18, 2024, the Company effected the 2024 Reverse Stock Split of the Company's common stock. The 2024 Reverse Stock Split, which has been retroactively reflected throughout the condensed consolidated financial statements, did not change the par value of the Company's common stock. Also effective October 18, 2024, the Company filed a Certificate of Amendment to its Amended and Restated Certificate of Incorporation with the Secretary of State of the State of Delaware to effect a reduction in the number of authorized shares of the Company from 300,000,000 to 255,000,000.

Registered Offerings

In January 2023, the Company issued warrants to purchase 9,000 shares of common stock to an institutional investor in exchange for the investor’s agreement to waive the lockup provisions contained in the securities purchase agreement related to the registered direct offering completed in November 2022. The warrants have an exercise price of $82.20 and were exercisable beginning on May 9, 2023. In connection with the March 2024 Offering (as defined below), the warrants were amended to (i) lower the exercise price to $11.00 per share, (ii) provide that the warrants were not exercisable until the Stockholder Approval Date and (iii) extend the original expiration date to be five years from the Stockholder Approval Date. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings.

In June 2023, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to the offering and sale of 150,943 shares of common stock in a registered direct offering at an offering price of $53.00 per share (the "June 2023 Offering"). In addition, in a concurrent private placement with the same investors, the Company issued unregistered warrants to purchase 301,886 shares of common stock. At issuance, the warrants had an exercise price of $50.50 per share and were exercisable at any time. The Company received approximately $7.3 million in net proceeds, after deducting placement agent fees and offering expenses. In connection with the March 2024 Offering (as defined below), the warrants were amended to (i) lower the exercise price to $11.00 per share, (ii) provide that the warrants were not exercisable until the Stockholder Approval Date and (iii) extend the original expiration date to be five years from the Stockholder Approval Date.

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

In October 2023, the Company issued warrants to purchase up to 100,000 shares and 427,807 shares of the Company's common stock, with exercise prices of $19.30 per share and $18.70 per share, respectively, to accredited investors in private placement transactions. The warrants are exercisable in April 2024, six months following the dates of issuance. The investors may from time to time agree to acquire, and the Company may agree to sell, up to an aggregate of $9.9 million of common stock at any time prior to January 31, 2024. The warrants will vest in proportion to issuances described in the preceding sentence. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The warrants were recorded at a fair value of $6.7 million and the Company recorded a loss of the $6.7 million excess to gain (loss) on warrant liabilities in the consolidated statements of operations. On January 31, 2024, warrants to purchase 84,836 shares and 137,868 shares, respectively, of the Company's common stock vested and were reclassified to equity on the vesting termination date, the remaining warrants expired and the Company recognized a gain of $1.5 million included in gain on warrant liabilities on the consolidated statements of operations.

On March 31, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to (1) the offering and sale of an aggregate of 545,454 shares of the Company’s common stock at an offering price of $11.00 per share in a registered direct offering and (2) the issuance of unregistered warrants to purchase up to 545,454 shares of the Company's common stock with an exercise price of $11.00 to certain accredited investors in a concurrent private placement (collectively, the "March 2024 Offering"). The March 2024 Offering closed and was recorded in April 2024. The Company received net proceeds of $5.5 million after deducting placement agent fees and offering expenses. In connection with the March 2024 Offering, the Company also agreed to amend an aggregate of 641,582 outstanding warrants held by purchasers in the offering to (i) lower the exercise price to $11.00 per share, (ii) provide that the warrants were not exercisable until the Stockholder Approval Date and (iii) extend the original expiration date to be five years from the Stockholder Approval Date. Pursuant to ASC 815, the Company deemed the warrants to be classified as a liability at fair value initially with subsequent changes in fair value recorded in earnings. The Company incurred a total of $0.7 million in issuance costs, which were allocated between the warrants and common stock on a relative fair value basis.

Common Stock Warrants

As of September 30, 2024, the Company had the following warrants outstanding to acquire shares of its common stock:

Expiration Date	Shares of common stock issuable upon exercise of warrants	Exercise price per share
Held by Related Parties
N/A	739,921	$0.01
September 2026	1,663,449	$30.10
August 2028	82,412	$6.00
March 2029	712,459	$6.00
October 2029	45,724	$6.00
Related Parties Total	3,243,965
Held by Non-affiliates
February 2026	6,993	$1,715.00
August 2026	45,263	$250.00
April 2027	137,868	$18.70
April 2027	84,836	$19.30
March 2029	803,010	$6.00
June 2029	200,000	$6.00
June 2029	818,468	$11.00
September 2029	368,568	$6.00
October 2029	79,272	$6.00
November 2029	1,353,329	$6.00
Non-affiliate Total	3,897,607
Total	7,141,572

At-The-Market Sales Agreement and Offering and Equity Distribution Agreement

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

On July 1, 2024, the Company entered into an Equity Distribution Agreement (the "Sale Agreement") with Canaccord Genuity LLC and H.C. Wainwright & Co., LLC (the "Agents"), pursuant to which the Company may offer and sell from time to time up to $90.0 million in shares of common stock in "at the market offerings" through the Agents. Due to the offering limitations applicable to the Company under General Instruction I.B.6. of Form S-3 and its public float as of July 1, 2024, and in accordance with the terms of the Sale Agreement, the Company may sell shares of its common stock having an aggregate gross sales price of up to $6.0 million. If its public float increases such that the Company may sell additional amounts under the Sale Agreement and its registration statement on Form S-3, the Company will file another prospectus supplement prior to making additional sales. The Company has no obligation to sell any shares under the Sale Agreement, and may suspend offers or terminate the Sale Agreement at any time. Sales of the shares of common stock, if any, will be made at prevailing market prices at the time of sale, or as otherwise agreed with the Agents. The Agents will receive a commission from the Company of up to 3.0% of the gross proceeds of any shares of common stock sold pursuant to the Sale Agreement. The following table provides information on the shares sold under the ATM Facility and Sale Agreement for the three and nine months ended September 30, 2024 and 2023.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net proceeds (in millions)	$0.4	$0.2	$3.2	$12.7
Number of shares	52,581	8,292	311,739	293,603
Weighted average purchase price	$6.90	$21.86	$10.86	$45.45

Preferred Stock

Pursuant to the Company’s eighth amended and restated certificate of incorporation, which went into effect immediately prior to the completion of the IPO, the Company was authorized to issue 10,000,000 shares of undesignated preferred stock. This amount and the par value of preferred stock remained unchanged after the 2023 Reverse Stock Split.

On November 10, 2022, the Board declared a dividend of one one-thousandth of a share of Series X Preferred Stock, par value $0.001 per share (“Series X Preferred Stock”), for each outstanding share of common stock to stockholders of record as of November 21, 2022. This Series X Preferred Stock entitled its holders to 3,000 votes per share exclusively on the vote for the proposal to approve the 2023 Reverse Stock Split. All shares of Series X Preferred Stock that were not present to vote on the 2023 Reverse Stock Split were redeemed by the Company (the “Initial Redemption”). Any outstanding shares of Series X Preferred Stock that were not redeemed pursuant to an Initial Redemption would be redeemed in whole, but not in part, (i) if such redemption is ordered by the Board in its sole discretion, automatically and effective on such time and date specified by the Board in its sole discretion or (ii) automatically upon the effectiveness of the Certificate of Amendment implementing the 2023 Reverse Stock Split. At the December 19, 2022 special meeting of the Company's stockholders, the holders of 136,961 shares of Series X Preferred Stock were represented in person or by proxy. Immediately prior to the special meeting, all 86,210 shares of Series X Preferred Stock that were not voted were redeemed. The remaining 136,961 outstanding shares of Series X Preferred Stock were redeemed automatically upon the effectiveness of the Certificate of Amendment on January 3, 2023.

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

On June 14, 2023, the Company’s stockholders approved the Fifth Amended and Restated 2018 Equity Incentive Plan ("2018 Fifth Amended Plan"), which included an increase of 550,000 shares of common stock reserved for issuance. As of September 30, 2024 there were 511,562 shares available for issuance under the 2018 Fifth Amended Plan. In November 2024, the Company’s stockholders approved an amendment and restatement of the Company’s 2018 Fifth Amended Plan to increase the number of shares authorized for issuance by 1,850,000 shares and to extend the term of the Plan to October 10, 2034.

On November 3, 2021, the Board approved and adopted the Company’s 2021 Inducement Plan ("2021 Inducement Plan") to provide for the reservation of 26,000 shares of the Company’s common stock to be used exclusively for the grant of awards to individuals not previously an employee or non-employee director of the Company. As of September 30, 2024, 6,779 shares were available for grant under the 2021 Inducement Plan.

Stock Options

The following table summarizes stock option activity, which includes performance awards, under the 2012 Plan, the 2018 Fifth Amended Plan and the 2021 Inducement Plan during the nine months ended September 30, 2024:

	Stock Options Outstanding	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	76,301	$362.33
Options granted	10,880	$6.52
Options exercised	—	$—
Options forfeited/cancelled	(3,795)	$248.08
Balance at September 30, 2024	83,386	$321.11	7.9	$—
Vested and expected to vest at September 30, 2024	83,386	$321.11	7.9	$—
Vested and exercisable at September 30, 2024	44,243	$480.71	7.2	$—

The Company uses the Black-Scholes option pricing model to estimate the fair value of each option grant on the date of grant or any other measurement date. The following table sets forth the assumptions used to determine the fair value of stock options granted during the nine months ended September 30, 2024 and 2023:

Nine Months Ended September 30,
	2024	2023
Risk-free interest rate	3.6% - 4.7%	3.5% - 4.4%
Expected volatility	92.8% - 96.8%	98.5% - 102.7%
Expected dividend yield	―	―
Expected life (years)	5.5 - 6.3	5.5 - 6.3

The weighted-average grant date fair value of options granted during the nine months ended September 30, 2024 and 2023 was $5.50 per option and $28.76 per option, respectively.

Restricted Stock Units

The following table summarizes RSU activity for the nine months ended September 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Balance at December 31, 2023	253,735	$33.07
Granted	281,300	$8.02
Vested	(63,354)	$33.54
Forfeited/cancelled	(19,865)	$38.43
Balance at September 30, 2024	451,816	$17.17

In August 2023, the Board approved the acceleration of vesting of all unvested, outstanding RSUs. As a result of this modification, an additional $7.9 million of stock-based compensation expense was recognized during the three months ended September 30, 2023.

Stock-Based Compensation Expense

The following table presents total stock-based compensation expense included in each functional line item in the accompanying condensed consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Research and development	682	4,680	1,970	6,308
Selling, general and administrative	599	5,851	2,423	8,621
Total stock-based compensation expense	$1,281	$10,531	$4,393	$14,929

At September 30, 2024 there was $3.8 million of compensation cost related to unvested stock options expected to be recognized over a remaining weighted average vesting period of 2.2 years and $7.1 million of compensation cost related to unvested RSUs expected to be recognized over a remaining weighted average vesting period of 3.2 years.

11. Income Taxes

The Company calculates its interim income tax provision in accordance with ASC Topic 270, Interim Reporting, and ASC Topic 740, Accounting for Income Taxes. At the end of each interim period, management estimates the annual effective tax rate and applies such rate to the Company’s ordinary quarterly earnings to calculate income tax expense related to ordinary income. The Company's effective tax rate was zero for the three and nine months ended September 30, 2024 and 2023. The tax effects of items significant, unusual and infrequent in nature are discretely calculated and recognized in the period during which they occur.

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

12. Net Loss Per Share

The table below provides potentially dilutive securities in equivalent shares of common stock not included in the Company’s calculation of diluted loss per share because to do so would be antidilutive:

	September 30, 2024	September 30, 2023
Stock options to purchase common stock	83,386	73,249
Restricted stock units	451,816	256,451
Common stock warrants and pre-funded warrants	7,141,572	2,947,419
Common stock issuable upon conversion of Convertible Notes	7,710,442	101,129
Total	15,387,216	3,378,248

13. Subsequent Events

From October 1, 2024 through October 18, 2024, the Company received net proceeds of $0.5 million, after deducting commissions and other offering expenses, from the sale of 99,672 shares under the Sale Agreement. The Company sold such shares at a weighted average purchase price of $4.67 per share.

On October 7, 2024 as part of the Debt Exchange Transactions (see Note 6), the Holders purchased an additional $4.0 million aggregate principal amount of Payment Priority Notes and were granted warrants to purchase an aggregate of 676,666 shares of common stock with an exercise price of $6.00 per share. Additionally, the Company acquired an aggregate of $10.8 million principal amount, plus accrued and unpaid interest thereon, of the existing 2028 Notes in exchange for $10.8 million Payment Priority Notes.

On October 28, 2024, the Company entered into a securities purchase agreement with certain institutional and accredited investors relating to (1) the offering and sale of an aggregate of 745,342 shares of the Company's common stock at an offering price of $4.025 per share in a registered direct offering and (2) the issuance of unregistered warrants to purchase up to 745,342 shares of the Company's common stock with an exercise price of $3.90 to certain accredited investors in a concurrent private placement (collectively, the "October 2024 Offering"). The Company received gross proceeds from the Offering of approximately $3.0 million before deducting placement agent fees and estimated offering expenses. In connection with the October 2024 Offering, the Company also agreed to amend an aggregate of 531,162 outstanding warrants held by purchasers in the offering to (i) lower the exercise price to $3.90 per share and (ii) extend the original expiration date to October 29, 2029.

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

Overview

We are a clinical-stage biotechnology company developing oral biotherapeutics that could enable new treatment approaches in the delivery of therapeutics. Our pipeline includes two therapeutic delivery platforms:

•
NaviCapTM Targeted Oral Delivery Platform: Delivery of therapeutics to the site of disease in the gastrointestinal tract designed to improve outcomes for patients with Inflammatory Bowel Disease; and
•
BioJetTM Systemic Oral Delivery Platform: Designed to replace injection with needle-free delivery of large molecules.

Our mission is to reimagine therapeutics and their delivery by creating innovative smart pills designed for targeted drug delivery to the GI tract and needle-free, oral delivery of biotherapeutics.

Common Stock Reverse Split

On December 29, 2022, we filed a certificate of amendment to our eighth amended and restated certificate of incorporation to effect, as of January 3, 2023, a 1-for-25 reverse split of our common stock. On October 10, 2024, we filed a certificate of amendment to our eighth amended and restated certificate of incorporation to effect, as of October 18, 2024, a 1-for-10 reverse split of our common stock. All shares, options, restricted stock units ("RSUs"), warrants and per share amounts included in this Quarterly Report have been retroactively adjusted to reflect these stock splits.

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

Key Components of Our Results of Operations

We are providing the following summary of our revenues, R&D expenses and selling, general and administrative expenses to supplement the more detailed discussion below. This summary excludes our revenues, R&D expenses, selling and marketing, general and administrative and other expenses associated with our legacy genetics laboratory and the sale of Avero Diagnostics ("Avero") (collectively, the "Laboratory Operations"), which are reported within gain from discontinued operations.

Revenues

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

We plan to continue investing in R&D activities for the foreseeable future as we focus on our targeted therapeutics and systemic therapeutics programs through preclinical studies and clinical trials. We expect our investment in R&D to remain flat in 2024 as we continue clinical trials for our product candidates.

Product candidates in later stages of clinical development generally have higher development costs than those in earlier stages of clinical development, primarily due to the increased size and duration of later-stage clinical trials. While we plan to partner with large pharmaceutical companies, especially for the later stage clinical work, we still expect our R&D and development expenses to increase over the next several years as we conduct additional preclinical studies and clinical trials, including later-stage clinical trials, for our current and future product candidates and pursue regulatory approval of our product candidates. The process of conducting the necessary preclinical and clinical research to obtain regulatory approval is costly and time consuming. The actual probability of success for our product candidates may be affected by a variety of factors including:

•
the safety and efficacy of our product candidates;
•
early clinical data for our product candidates;
•
investment in our clinical programs;
•
the ability of collaborators to successfully develop our licensed product candidates;
•
competition;
•
manufacturing capability; and
•
commercial viability.

We may never succeed in achieving regulatory approval for any of our product candidates due to the uncertainties discussed above. We are unable to determine the duration and completion costs of our R&D projects or when and to what extent we will generate revenue from the commercialization and sale of our product candidates, if ever.

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

Other Expense, Net

Other expense, net primarily consists of changes in the fair value of our derivative liabilities related to the 11.0%/13.0% convertible senior secured notes due 2028 (the "2028 Convertible Notes" and, together with the 2025 Convertible Notes (defined below), the "Convertible Notes"), inducement loss and extinguishment loss on the Convertible Notes, gains and losses on investments, impairment of property and equipment, and loss on disposals of property and equipment.

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

Results of Operations.

Comparison of the Three and Nine Months Ended September 30, 2024 and 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Statement of Operations Data:	(unaudited)			(unaudited)
Revenues	$32	$—	$32	$892	$4	$888
Operating expenses:
Research and development	5,610	10,547	(4,937)	20,319	23,720	(3,401)
Selling, general and administrative	10,649	12,774	(2,125)	28,102	30,083	(1,981)
Total operating expenses	16,259	23,321	(7,062)	48,421	53,803	(5,382)
Loss from operations	(16,227)	(23,321)	7,094	(47,529)	(53,799)	6,270
Interest expense, net	(2,016)	(2,592)	576	(5,484)	(7,975)	2,491
Gain on warrant liabilities	8,260	4,568	3,692	35,178	5,271	29,907
Other expense, net	(12,279)	(52,108)	39,829	(2,170)	(52,194)	50,024
Loss before income taxes	(22,262)	(73,453)	51,191	(20,005)	(108,697)	88,692
Income tax (benefit) expense	(44)	1	(45)	(63)	5	(68)
Loss from continuing operations	(22,218)	(73,454)	51,236	(19,942)	(108,702)	88,760
Gain from discontinued operations	3,816	—	3,816	3,816	—	3,816
Net loss	$(18,402)	$(73,454)	$55,052	$(16,126)	$(108,702)	$92,576

Revenues

Revenues increased by less than $0.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, due to an increase in collaboration revenue. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, revenues increased by $0.9 million due to an increase in collaboration revenue.

Research and Development Expenses

Research and development expenses decreased by $4.9 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in salaries and benefits, consulting and professional fees and license fees, partially offset by a small increase in clinical trial expenses. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, research and development expenses decreased by $3.4 million, primarily due to a decrease in salaries and benefits and consulting and professional fees, partially offset by an increase in clinical trial expenses and the cost of supplies.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $2.1 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in salaries and benefits, facilities costs and tax and licensing fees, partially offset by an increase in consulting and professional fees. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, selling, general and administrative expenses decreased by $2.0 million, primarily due to a decrease in salaries and benefits, business insurance facilities costs and subscriptions and dues, offset by a decrease in consulting and professional fees.

Interest Expense, Net

Interest expense, net decreased by $0.6 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to a decrease in the balance of the 7.25% convertible senior notes due 2025 (the "2025 Convertible Notes") from note exchanges, offset by the issuance of 2028 Convertible Notes. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, interest expense, net decreased by $2.5 million, primarily due to a decrease in the balance of the 2025 Convertible Notes, offset by the issuance of the 2028 Convertible Notes.

Gain on Warrant Liabilities

Gain on warrant liabilities increased by $3.7 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to the change in fair value of outstanding warrant liabilities. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, gain on warrant liabilities increased by $29.9 million, primarily due to the change in fair value of outstanding warrant liabilities.

Other Expense, Net

Other expense, net decreased by $39.8 million for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, primarily due to an inducement loss during the three months ended September 30, 2023 that did not reoccur in 2024, offset by an extinguishment loss on the 2028 Convertible Notes and a loss on the change in fair value of the derivative liabilities for the 2028 Convertible Notes. For the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, other expense, net decreased by $50.0 million, primarily due to an inducement loss during the nine months ended September 30, 2023 that did not reoccur in 2024 and a gain on the change in fair value of the derivative liabilities for the 2028 Convertible Notes, offset by an extinguishment loss on the 2028 Convertible Notes.

Discontinued Operations

Gain from discontinued operations increased by $3.8 million for both the three and nine months ended September 30, 2024 compared to both the three and nine months ended September 30, 2023 due to the reversal of amounts that were previously expensed in discontinued operations in 2021 and settled for a lower amount during the three months ended September 30, 2024. See Note 3 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information regarding discontinued operations.

Liquidity and Capital Resources.

Since our inception, our primary sources of liquidity have been generated by our operations, sales of common stock, preferred stock, warrants to purchase common stock and preferred stock, and cash from debt financings, including our convertible notes.

As of September 30, 2024, we had $3.0 million of cash and cash equivalents, restricted cash of $0.2 million and a working capital deficit. The face value of convertible notes outstanding was $62.9 million and our accumulated deficit as of September 30, 2024 was $967.1 million. For the nine months ended September 30, 2024, we had a net loss of $16.1 million and cash used in operations of $32.2 million. Our primary requirements for liquidity have been to fund our working capital needs, capital expenditures, R&D, and general corporate needs.

Based on our planned operations, we do not expect that our current cash and cash equivalents will be sufficient to fund our operations for at least 12 months from the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2024, and we will require additional capital to fund our operations. As a result, substantial doubt exists about our ability to continue as a going concern for 12 months following the issuance date of the condensed consolidated financial statements for the three and nine months ended September 30, 2024. We therefore intend to raise additional capital through equity offerings, including our Equity Distribution Agreement with Canaccord Genuity LLC, and H.C. Wainwright & Co. LLC (the “Agents”), pursuant to which we may offer and sell shares of common stock having an aggregate offering price of up to $90.0 million from time to time in “at the market” offerings through the Agents (the "ATM Facility"), and/or debt financings or from other potential sources of liquidity, which may include new collaborations, licensing or other commercial agreements for one or more of our research programs or patent portfolios. Adequate funding, if needed, may not be available to us on acceptable terms, or at all. If we are unable to raise capital when needed or on attractive terms, we would be forced to delay, reduce or eliminate our R&D programs or other operations. If any of these events occur, our ability to achieve our operational goals would be adversely affected. Our future capital requirements and the adequacy of available funds will depend on many factors, including those described in “Risk Factors.” Depending on the severity and direct impact of these factors on us, we may be unable to secure additional financing to meet our operating requirements on terms favorable to us, or at all. Our ability to raise additional funds may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide resulting from global political tensions and economic uncertainty.

As of September 30, 2024 and through the date of this filing, the Company was in compliance with its debt and related covenants (see Note 6). However, based on the Company’s cash and cash equivalents balance and its forecasted business plan over the next twelve months, indications suggest that such forecasts are unlikely to be sufficient for the Company to be able to continue to maintain compliance with the financial covenants under our debt agreements for at least twelve months from the issuance of the accompanying unaudited consolidated financial statements. Failure to meet these covenant requirements in the future would cause the Company to be in default and could cause the maturity of the Convertible Notes to be accelerated and become immediately payable absent obtaining additional waivers or negotiating additional amendments to avoid acceleration.

Convertible Notes

See Note 6 "Convertible Notes" to our condensed consolidated financial statements included in this Quarterly Report for information on our Convertible Notes.

Equity Financings

See Note 9 "Stockholders' Equity" to our condensed consolidated financial statements included in this Quarterly Report for information on our equity financings.

Cash Flows

Our primary uses of cash are to fund our operations and R&D as we continue to grow our business. We expect to continue to incur operating losses in future periods as our operating expenses increase to support the growth of our business. We expect our R&D expenses to remain flat in 2024 as we continue to focus on developing our therapeutics product candidates, through preclinical studies and clinical trials. Cash used to fund operating expenses is impacted by the timing of when we pay expenses, as reflected in the change in our outstanding accounts payable and accrued expenses.

The following table summarizes our cash flows for the periods indicated (in thousands):

	Nine Months Ended September 30,
	2024	2023
Cash used in operating activities	$(32,178)	$(34,754)
Cash provided by (used in) investing activities	2,806	(26)
Cash provided by financing activities	17,357	16,863

Operating Activities

Net cash used in operating activities in the nine months ended September 30, 2024 was primarily attributable to a net loss of $16.1 million adjusted for a $3.8 million gain from discontinued operations and non-cash adjustments of $25.0 million, primarily driven by a $35.2 million change in fair value of the warrant liabilities and an $8.7 million change in fair value of the derivative liabilities, partially offset by a $10.9 million extinguishment loss on convertible notes, $4.4 million of stock-based compensation expense, $3.2 million of debt discount amortization and $0.3 million of depreciation and amortization. The net cash inflow from changes in operating assets and liabilities was attributable to an $8.7 million increase in accrued expenses and other current liabilities, a $3.4 million increase in accounts payable and a $1.2 million decrease in prepaid and other assets, offset by a $0.4 million decrease in other long-term liabilities.

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

Investing Activities

Net cash provided by investing activities during the nine months ended September 30, 2024 was primarily attributable to proceeds of $3.0 million from the sale of the investment in Enumera Molecular, Inc., offset by $0.2 million in purchases of property and equipment. Net cash used in investing activities during the nine months ended September 30, 2023 was less than $0.1 million.

Financing Activities

Net cash provided by financing activities during the nine months ended September 30, 2024 was primarily attributable to $6.5 million in proceeds from the issuance of common stock, $10.8 million in proceeds from the issuance of senior secured convertible notes and $2.8 million from the issuance of common stock warrants, partially offset by $1.5 million in payments for insurance financing, $1.0 million in payments of offering costs and $0.2 million in tax payments to settle RSUs. Net cash provided by financing activities during the nine months ended September 30, 2023 was primarily attributable to $13.1 million in proceeds from the issuance of common stock and $8.0 million in proceeds from the issuance of warrants, partially offset by $2.0 million in tax payments to settle RSUs, $1.8 million in payments for insurance financing and $0.5 million in payments of offering costs.

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

During the nine months ended September 30, 2024, there were no significant changes to the information discussed under “Critical Accounting Policies and Significant Judgments and Estimates” included in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of our Annual Report.

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

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

The information in Note 8, "Commitments and Contingencies" to the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference. There are no matters which constitute material pending legal proceedings to which we are a party other than those incorporated into this item by reference to Note 8 to the condensed consolidated financial statements for the quarter ended September 30, 2024 contained in this Quarterly Report on Form 10-Q.

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

Risk Factor Summary

•
We have incurred losses in the past, expect to incur losses in the future, owe significant amounts, have limited capital resources as disclosed in this Quarterly Report, and may not be able to continue operations or achieve or sustain profitability in the future.
•
Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. We need to raise additional capital, and if we cannot raise additional capital when needed, we may have to curtail or cease operations.
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
•
We are still developing our therapeutics pipeline and are in the early stages of its development, have conducted some early preclinical studies and limited early clinical studies, and to date have generated no therapeutics products or product revenue. There can be no assurance that we will develop any therapeutics products that deliver therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.
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

Risks Related to Our Business and Industry

We have incurred losses in the past, expect to incur losses in the future, owe significant amounts, have limited capital resources as disclosed in this Quarterly Report, and may not be able to continue operations or achieve or sustain profitability in the future.

We expect to incur significant costs in connection with the development, approval, and commercialization of our products under development. Even if we succeed in creating such product candidates from these investments, those innovations still may fail to result in commercially successful products.

Other than potential revenues from partnerships similar to those we have entered into in the past, we do not expect to generate revenues in the immediate future. We do not expect to generate sufficient revenue to cover our costs for the foreseeable future, including R&D and clinical study expenses related to furthering our product pipeline, and expect to incur losses in the future. We may not generate significant revenue in the future until we are able to achieve commercialization of our product candidates or enter into licensing or collaboration agreements with respect to such product candidates.

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

We also have significant balances outstanding in our 2025 Convertible Notes and 2028 Convertible Notes and owe significant amounts of interest thereunder. Given our limited capital resources as disclosed elsewhere in the Quarterly Report, if we are not able to raise additional capital or generate revenue to fund our operations, we may not be able to continue operations or achieve or sustain profitability in the future.

Operating our business will require a significant amount of cash, and our ability to generate sufficient cash depends on many factors, some of which are beyond our control. We expect to need to raise additional capital, and if we cannot raise additional capital when needed, we may have to further curtail or cease operations.

We expect to continue to incur significant costs in connection with our operations, including, but not limited to, the R&D, marketing authorization, and/or commercialization of new medical devices, therapeutics, and other products. These development activities generally require a substantial investment before we can determine commercial viability, and the proceeds from our offerings to date are not sufficient to fully fund these activities. In addition, as a result of our strategic transformation in June 2021 (the "Strategic Transformation"), our revenue has been substantially eliminated. We will need to raise additional funds through public or private equity or debt financings, collaborations, licensing arrangements or sales of assets to continue to fund or expand our operations. Following the Strategic Transformation, we no longer generate revenue from our historical testing business, and we are dependent on such additional sources of capital, including public or private equity or debt financings, collaborations, licensing arrangements or sales of assets for all of our future capital requirements.

Our actual liquidity and capital funding requirements will depend on numerous factors, including:

•
the scope and duration of and expenditures associated with our discovery efforts and R&D programs for our therapeutics pipeline;
•
the costs to fund our commercialization strategies for any product candidates for which we receive marketing authorization or otherwise launch and to prepare for potential product marketing authorizations, as required;
•
the costs of any acquisitions of complementary businesses or technologies that we may pursue;
•
potential licensing, collaboration or partnering transactions, if any;

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

The availability of additional capital, whether from private capital sources (including banks) or the public capital markets, fluctuates as our financial condition and market conditions in general change. There may be times when the private capital sources and the public capital markets lack sufficient liquidity or when our securities cannot be sold at attractive prices, or at all, in which case we would not be able to access capital from these sources. In addition, a weakening of our financial condition, a further decline in our share price or a deterioration in our credit ratings could adversely affect our ability to obtain necessary funds. Recently, we have found it challenging to access the public capital markets to obtain significant capital. Even if available, additional financing could be costly or have adverse consequences.

Our ability to raise capital in the public capital markets, including through our ATM Facility, has in the past and may continue to be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Although alternative public and private transaction structures may be available, these may require additional time and cost, may impose operational restrictions on us, and may not be available on attractive terms.

Furthermore, any additional capital raised through the sale of equity or equity-linked securities, including through our ATM Facility, will dilute our stockholders’ ownership interests and may have an adverse effect on the price of our common stock. In addition, the terms of any financing may adversely affect stockholders’ holdings or rights. Debt financing, if available, is likely to include restrictive covenants. To the extent that we raise additional funds through collaborations and licensing arrangements, it may be necessary to relinquish some rights to our technologies or grant licenses on terms that may not be favorable to us.

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

If we are not able to obtain adequate funding when needed, we may be required to delay development programs or other initiatives. If we are unable to raise additional capital in sufficient amounts or on satisfactory terms, we may have to make reductions in our workforce and may be prevented from continuing our discovery, development, and commercialization efforts and exploiting other corporate opportunities. To date, we have substantially reduced our NaviCap program headcount and resources and our general and administrative headcount. Eventually, if we are not able to raise additional capital, we may have to cease operations. In addition, it may be necessary to work with a partner on one or more of our product candidates, which could reduce the economic value of those products to us. If we engage in strategic transactions with respect to revenue-producing assets or business lines, our revenue may be adversely affected and such transactions could negatively affect the viability of our business. Each of the foregoing may harm our business, operating results, and financial condition, and may impact our ability to continue as a going concern.

Our outstanding debt, and any new debt, may impair our financial and operating flexibility.

As of September 30, 2024, we had a face value of approximately $62.9 million of convertible notes outstanding. Certain of our debt agreements contain various restrictive covenants.

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
•
requiring a substantial portion of our cash flows from operations for the payment of principal and interest on our debt, reducing our ability to use our cash flows to fund working capital, R&D, and other general corporate requirements;
•
limiting our flexibility to plan for, or react to, changes in our business and the industries in which we operate;
•
further diluting our current stockholders as a result of issuing shares of our common stock upon conversion of our Convertible Notes; and
•
placing us at a competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our ability to make principal and interest payments will depend on our ability to generate cash in the future. Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, and our cash needs may increase in the future. If we do not generate sufficient cash to meet our debt service requirements and other operating requirements, including significant accounts payable, we may need to seek additional financing. In that case, it may be more difficult, or we may be unable, to obtain financing on terms that are acceptable to us or at all.

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

In addition, we or third parties may experience other problems with the manufacturing, quality control, yields, storage or distribution of our products, including equipment breakdown or malfunction, failure to follow specific protocols and procedures, problems with suppliers and the sourcing or delivery of raw materials and other necessary components, problems with software, labor difficulties, and natural disaster-related events or other environmental factors. These problems can lead to increased costs, delays to development and preclinical study timelines, lost collaboration opportunities, damage to collaborator relations, time and expense spent investigating the cause and, depending on the cause, similar losses with respect to other batches of products. For example, our therapeutics devices under development include complex components including circuit boards that have to be built to exacting standards, and the failure of a manufacturer to meet our requirements on time, as we have experienced in the past and continue to experience, could lead to delays in our plans for testing, pre-clinical and clinical studies and other development activities. If problems are not discovered before the product is released to the market, recalls, corrective actions, or product liability-related costs also may be incurred. Problems with respect to the manufacture, storage, or distribution of products could materially disrupt our business and have a material and adverse effect on our operating results and financial condition.

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

We are still developing our therapeutics pipeline and are in the early stages of its development, have conducted some early preclinical studies and limited early clinical studies, and to date have generated no therapeutics products or product revenue. There can be no assurance that we will develop any therapeutics products that deliver therapeutic solutions, or, if developed, that such product candidates will be authorized for marketing by regulatory authorities, or will be commercially successful. This uncertainty makes it difficult to assess our future prospects and financial results.

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

The ability of the FDA to review regulatory filings and our ability to commence human clinical trials can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC, and other government agencies on which our operations may rely, including those that fund R&D activities is subject to the political process, which is inherently fluid and unpredictable.

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

Our R&D involves, or may in the future involve, the use of hazardous materials and chemicals and certain radioactive materials and related equipment. If an accident occurs, we could be held liable for resulting damages, which could be substantial. We are also subject to numerous environmental, health and workplace safety laws and regulations, including those governing laboratory procedures, exposure to blood-borne pathogens and the handling of biohazardous materials. Insurance may not provide adequate coverage against potential liabilities, and we do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us. Additional federal, state, and local laws and regulations affecting our operations may be adopted in the future. We may incur substantial costs to comply with, and substantial fines or penalties if we violate, any of these laws or regulations.

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

Our operating results, including our revenues, gross margin, profitability, and cash flows, have varied in the past and may vary significantly in the future, and period-to-period comparisons of our operating results may not be meaningful. Accordingly, our results should not be relied upon as an indication of future performance. Our operating results, including quarterly financial results, may fluctuate as a result of a variety of factors, many of which are outside of our control. Fluctuations in our results may adversely impact the value of our common stock. Factors that may cause fluctuations in our financial results include, without limitation, those listed elsewhere in this “Risk Factors” section. In addition, as we increase our R&D efforts, we expect to incur costs in advance of achieving the anticipated benefits of such efforts.

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

Prior to the shutdown of our Laboratory Operations, which occurred in 2021, we operated clinical laboratories and billed for tests. Payors dispute our billing or coding from time to time and we deal with requests for recoupment from third-party payors from time to time in the ordinary course of our business (see Note 8 to our condensed consolidated financial statements included elsewhere in this Quarterly Report for additional information). We have in the past received recoupment requests from time to time and we expect these disputes and requests for recoupment may continue for a period of time in the future. Third-party payors may decide to recoup payment for testing that they contend to have been not medically necessary, against their coverage determinations, or for which they have otherwise overpaid, and we may be required to refund reimbursements already received. We have entered into settlement agreements with government and commercial payors in order to settle claims related to past billing practices that have since been discontinued.

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

For example, on December 11, 2023, we received formal notice from Nasdaq indicating that we no longer satisfy the $50 million market value of listed securities requirement for continued listing on Nasdaq (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), we had 180 calendar days, or until June 10, 2024 to regain compliance with the MVLS Rule. We did not regain compliance with the MVLS Rule and on July 25, 2024, we had a hearing before the Nasdaq Hearing Panel in which we requested an extension of time to regain compliance with the MVLS Rule until November 7, 2024 and then until December 9, 2024 to comply with Nasdaq Listing Rule 5450(b)(2)(A), which extensions were both granted. December 9, 2024 represents the full extent of Nasdaq’s discretion to provide additional time for compliance. If we regain compliance Nasdaq will provide us with written confirmation and will close the matter. If we do not regain compliance by December 9, 2024 we will receive written notification that our securities are subject to delisting.

There can be no assurance that we will be able to regain compliance with Nasdaq’s continued listing requirements. If our stock price does not increase or if we are unable to raise additional funds, and if our market capitalization does not meet the minimum standards, we may not be able to meet the standards for continued listing on Nasdaq within the compliance period or any extension of the compliance period, if an extension is granted. In the event that we do not regain compliance with the Nasdaq Listing Rules, we expect to receive written notification that our common stock is subject to delisting. If our common stock is delisted by Nasdaq, we could face significant material adverse consequences, including:

•
the occurrence of a "Fundamental Change" under both the 2025 Convertible Notes Indenture and the 2028 Convertible Notes Indenture, which would trigger the obligation to make a redemption offer for all of our Convertible Notes outstanding, which we do not have sufficient cash to fulfill if the noteholders accept such offer;
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

We must settle conversions of our outstanding Convertible Notes and exercise of our outstanding warrants in shares of our common stock, together with cash in lieu of issuing any fractional share in the case of the Convertible Notes. The issuance of shares of our common stock upon conversion of the Convertible Notes or exercise of the warrants will dilute the ownership interests of our stockholders, which may have and could continue to depress the trading price of our common stock. In addition, the market’s expectation that conversions or exercises may occur, may have and could continue to depress the trading price of our common stock even in the absence of actual conversions or exercises. Moreover, the expectation of conversions or exercises could encourage the short selling of our common stock, which could place further downward pressure on the trading price of our common stock.

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

As of September 30, 2024, we do not have the funds necessary to repurchase the Convertible Notes for cash following a fundamental change or to pay any cash amounts due upon conversion.

Noteholders may require us to repurchase their Convertible Notes following a “fundamental change” (which is defined in the indentures governing the Convertible Notes to include certain change-of-control events and the delisting of our common stock) at a cash repurchase price generally equal to the principal amount of the Convertible Notes to be repurchased, plus accrued and unpaid interest, if any. Furthermore, additional cash amounts may be due upon conversion in certain circumstances if the number of shares that we deliver upon conversion of the Convertible Notes is limited by Nasdaq listing standards. As of September 30, 2024, we do not have enough cash available to repurchase the Convertible Notes in the event that we are delisted from the Nasdaq Global Market. Our failure to repurchase Convertible Notes when required or pay these cash amounts upon their conversion will, absent agreements to the contrary with the holders of Convertible Notes, constitute a default under the indentures governing the Convertible Notes. A default under the indentures or the fundamental change itself could also lead to a default under agreements governing our other indebtedness, which may result in that other indebtedness becoming immediately payable in full. We do not, as of September 30, 2024, have sufficient funds to satisfy all amounts due under the Convertible Notes.

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

As of September 30, 2024, our current directors and executive officers, together with their affiliates, have significant ownership of our outstanding common stock. As a result, these stockholders, if they act, will be able to exercise significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or its assets. They may have interests that differ from yours and may vote in a way with which you disagree and that may be adverse to your interests. This concentration of ownership could limit stockholders’ ability to influence corporate matters and may have the effect of delaying, deterring or preventing a third party from acquiring control over us, depriving our stockholders of an opportunity to receive a premium for their common stock as part of a sale of our company, and could negatively impact the value and market price of our common stock.

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

Item 3. Default Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

(c) Trading Plans

During the quarter ended September 30, 2024, no director or Section 16 officer adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement.

Item 6. Exhibits.

EXHIBIT NUMBER	DESCRIPTION	FORM	EXHIBIT	FILING DATE

4.1	Amended & Restated Indenture, dated August 15, 2024, between the Company and GLAS Trust Company LLC, as trustee and collateral agent	8-K	4.1	August 21, 2024

4.2	Form of Payment Priority Note (included as Exhibit A to Exhibit 4.1 hereto)	8-K	4.2	August 21, 2024

4.3	Form of Initial Commitment Warrant	8-K	4.3	August 21, 2024

4.4	Form of Additional Warrant	8-K	4.4	August 21, 2024

4.5	Form of Warrant Amendment, dated as of August 15, 2024, by and between the Company and the investors named therein	8-K	4.6	August 21, 2024

4.6	Form of Voting Agreement, dated as of August 15, 2024, by and between the Company and the investors named therein	8-K	4.7	August 21, 2024

10.1	Equity Distribution Agreement, dated July 1, 2024, by and between Biora Therapeutics, Inc., Canaccord Genuity LLC and H.C. Wainwright & Co., LLC	8-K	1.1	July 1, 2024

10.2	Form of Note Purchase Agreement, dated August 12, 2024, between the Company and the purchasers named therein	8-K	10.1	August 12, 2024

10.3	Form of Note Exchange Agreement, dated August 12, 2024, between the Company and the holders named therein	8-K	10.2	August 12, 2024

10.4	Form of Registration Rights Agreement, dated as of August 15, 2024, by and between the Company and the investors named therein	8-K	4.5	August 21, 2024

31.1*	Certification of principal executive officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934			Filed herewith

31.2*	Certification of principal financial officer pursuant to Rule 13a-14(A) promulgated under the Securities Exchange Act of 1934			Filed herewith

32.1†	Certification of principal executive officer and principal financial officer pursuant to 18 U.S.C. Section 1350 and Rule 13a-14(B) promulgated under the Securities Exchange Act of 1934			Furnished herewith

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbases Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith.
†	Furnished herewith and not deemed to be “filed” for purposes of Section 18 of the Exchange Act, and shall not be deemed to be incorporated by reference into any filing under the Securities Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:	November 14, 2024	BIORA THERAPEUTICS, INC.

		By:	/s/ Aditya P. Mohanty
Aditya P. Mohanty
Chief Executive Officer
(principal executive officer)

		By:	/s/ Eric d'Esparbes
Eric d’Esparbes
Chief Financial Officer
(principal financial and accounting officer)